Form 10-Q
period 2005-06-30
BEIJING MED PHARM CORP
filed 2005-08-29
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-51409

BEIJING MED-PHARM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0434726 (I.R.S. Employer Identification No.)

600 W. Germantown Pike, Suite 400 Plymouth Meeting, Pennsylvania (Address of principal executive offices)	19462 (Zip Code)
(610) 940-1675
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of August 12, 2005 was 17,680,916.

BEIJING MED-PHARM CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
Assets
Current Assets:
Cash and Cash Equivalents	$6,267,672	$4,553,696
Accounts Receivable	38,817	5,861
Other Receivables	23,394	12,339
Purchase Deposit on Acquisition of Beijing Wanwei	1,132,530	1,132,530
Due from Affiliated Entity	20,113	20,113
Prepaid Expenses and Other Current Assets	17,518	49,365

Total Current Assets	7,500,044	5,773,904
Property and Equipment, Net	52,892	40,771

Total Assets	$7,552,936	$5,814,675

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$118,440	$397,848
Accrued Payroll	111,272	44,921
Accrued Professional Fees	396,171	150,000
Accrued Other	50,602	247,157
Contract Allowance	—	459,000
Due to Investors	118,750	118,750

Total Current Liabilities	795,235	1,417,676

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 17,680,916 Shares Issued and Outstanding	17,682	17,682
Additional Paid in Capital	8,906,007	9,105,547
Common Stock Warrants	1,278,588	1,278,588
Accumulated Deficit	(3,444,576)	(6,004,818)

Total Stockholders’ Equity	6,757,701	4,396,999

Total Liabilities and Stockholders’ Equity	$7,552,936	$5,814,675

See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Revenues	$15,089	$44,018	$97,242	$100,753
Cost of Services	73,481	589,791	128,160	698,559

Gross Margin	(58,392)	(545,773)	(30,918)	(597,806)

Sales and Marketing Expenses	340	10,655	7,278	21,195
General & Administration Expenses	413,864	1,110,650	512,611	1,979,682

Total Operating Expenses	414,204	1,121,305	519,889	2,000,877

Loss From Operations	(472,596)	(1,667,078)	(550,807)	(2,598,683)

Other Income (Expense):
Interest Income	23,119	42,886	23,184	81,886
Interest Expense	(3,515)	(17,252)	(3,615)	(17,252)
Other Expenses	—	(11,193)	—	(11,193)

Total Other (Expense) Income	19,604	14,441	19,569	53,441

Loss Before Provision For (Benefit From) Income Taxes	(452,992)	(1,652,637)	(531,238)	(2,545,242)
Provision For Income Taxes	—	—	—	15,000

Net Loss	$(452,992)	$(1,652,637)	$(531,238)	$(2,560,242)

Basic and Fully-Diluted (Loss) Earnings Per Share	$(0.03)	(0.09)	$(0.04)	(0.14)

Basic and Fully-Diluted Weighted-average Shares Outstanding	17,537,921	17,680,916	14,585,768	17,680,916
See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Unaudited)

		Common Stock
			Additional	Common		Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Stockholders’
	of Shares	Value	Capital	Warrants	Deficit	Equity
Balance as of December 31, 2004	17,680,916	$17,682	$8,906,007	$1,278,588	$(3,444,576)	6,757,701

Stock-Based Compensation	—	—	99,769	—	—	99,769

Net Loss	—	—	—	—	(907,605)	(907,605)

Balance as of March 31, 2005 (Unaudited)	17,680,916	$17,682	$9,005,776	$1,278,588	$(4,352,181)	$5,949,865

Stock-Based Compensation	—	—	99,771	—	—	99,771

Net Loss	—	—	—	—	(1,652,637)	(1,652,637)

Balance as of June 30, 2005 (Unaudited)	17,680,916	$17,682	$9,105,547	$1,278,588	$(6,004,818)	$4,396,999

See notes to consolidated financial statements.

'

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30	2004	2005
Cash Flows from Operating Activities:
Net Loss	$(531,314)	$(2,560,242)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Depreciation	2,804	5,303
Loss on assets disposed	—	11,384
Stock-Based Compensation	25,863	199,540
Decrease in Accounts Receivable	15,495	32,956
(Increase) Decrease in Other Receivables	(16,406)	11,055
(Increase) in Prepaid Expenses and Other Current Assets	(97,137)	(31,847)
Increase (Decrease) in Accounts Payable	(104,907)	279,408
Increase (Decrease) in Accrued Payroll	24,344	(66,351)
(Decrease) in Accrued Professional Fees	—	(246,171)
Increase in Contract Allowance	—	459,000
Increase in Accrued Other	170,941	196,555

Net Cash Used in Operating Activities	(510,317)	(1,709,410)

Cash Flows from Operating Activities:
Acquisition of Property and Equipment	(27,790)	(4,566)

Net Cash Used in Investing Activities	(27,790)	(4,566)

Net Proceeds from Sale of Common Stock	8,992,203	—
Increase in Due to Investors	—	—

Net Cash Provided by Financing Activities	8,992,203	—

Net Increase in Cash and Equivalents	8,454,096	(1,713,976)
Cash and Equivalents, Beginning	56,280	6,267,672

Cash and Equivalents, Ending	$8,510,376	$4,553,696

Supplemental Disclosure of Cash Flows Information
Cash Paid During the Year for:
Income Taxes	$1,553	$—
Interest	—	—
See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2004 and 2005 of Beijing Med-Pharm Corporation and Subsidiary (together referred to as “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiary, Beijing Med-Pharm Market Calculating Co. Ltd. (“BMP China”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004, included in post-effective amendment number one to the Company’s Registration Statement on Form S-1, as filed on August 29, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options. Common stock equivalents have been excluded from the diluted per share calculations as of June 30, 2005, as the Company has incurred a net loss during the six months then ended, and their inclusion would have been anti-dilutive.
2. Restatement:
On August 19, 2005 Management announced its intention to restate the company’s financial statements as of and for the period ended December 31, 2004 principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 will be reduced from $260,000 to $209,000, resulting in an increased loss in the Company’s earnings per share from $0.15 per share to $0.16 per share. The overstatement resulted from the erroneous recording of an advance payment from a distributor as revenue in the first quarter of 2004.
The following schedule reconcile the amounts originally reported in the Company’s consolidated balance sheet as of December 31, 2004 and the consolidated statement of income and cash flow for the year ended December 31, 2004:

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2004
	(Reported)	Adjustments	(Restated)
Current Assets:
Cash and Cash Equivalents	$6,267,672	—	$6,267,672
Accounts Receivable	38,817	—	38,817
Other Receivables	23,394	—	23,394
Purchase Deposit on Acquisition of Beijing Wanwei	1,132,530	—	1,132,530
Due from Affiliated Entity	20,113	—	20,113
Prepaid Expenses and Other Current Assets	17,518	—	17,518

Total Current Assets	7,500,044	—	7,500,044
Property and Equipment, Net	52,892	—	52,892

Total Assets	$7,552,936	$—	$7,552,936

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$118,440	50,602	$169,042
Accrued Payroll	111,272	—	111,272
Accrued Professional Fees	396,171	—	396,171
Accrued Other	—	—	—
Due to Investors	118,750	—	118,750

Total Current Liabilities	744,633	50,602	795,235

Stockholders’ Equity:
Common stock	17,682	—	17,682
Additional Paid in Capital	8,906,007	—	8,906,007
Common Stock Warrants	1,278,588	—	1,278,588
Accumulated Deficit	(3,393,974)	(50,602)	(3,444,576)

Total Stockholders’ Deficit	6,808,303	(50,602)	6,757,701

Total Liabilities and Stockholders’ Equity	$7,552,936	$—	$7,552,936

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004
	(Reported)	Adjustments	(Restated)
Net Revenue	$259,906	(50,602)	$209,304
Cost of Services	317,777	—	317,777

Gross Margin	(57,871)	(50,602)	(108,473)

Sales and Marketing Expenses	63,334	—	63,334
General & Administration Expenses	2,201,009	—	2,201,009
Bad debt expense	—	—	—

Total Operating Expenses	2,264,343	—	2,264,343

Loss From Operations	(2,322,214)	(50,602)	(2,372,816)

Other Income (Expense)
Interest Income	77,906	—	77,906
Interest Expense	(6,709)	—	(6,709)

Total Other (Expense) Income	71,197	—	71,197

Loss Before Provision For (Benefit From) Income Taxes	(2,251,017)	(50,602)	(2,301,619)

Provision For Income Taxes	—	—	—

Net Loss	$(2,251,017)	$(50,602)	$(2,301,619)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	(Reported)	Adjustments	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(2,251,017)	(50,602)	$(2,301,619)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Depreciation	7,218	—	7,218
Stock-Based Compensation	295,594	—	295,594
(Increased) Decrease in Accounts Receivable	(23,322)	—	(23,322)
(Increased) Decrease in Other Receivables	(12,319)	—	(12,319)
(Increased) Decrease in Prepaid Expenses and Other Current Assets	(17,048)	—	(17,048)
(Increased) Decrease in Accounts Payable	13,533	—	13,533
(Increased) Decrease in Accrued Payroll	93,009	—	93,009
(Increased) Decrease in Accrued Professional Fees	396,171	—	396,171
(Increased) Decrease in Accrued Other	(9,528)	50,602	41,074

Net Cash Used in Operating Activities	(1,507,709)	—	(1,507,709)

Cash Flows from Operating Activities:
Purchase Deposit on Acquisition of Beijing Wanwei	(1,132,530)	—	(1,132,530)
Acquisition of Property and Equipment	(38,831)	—	(38,831)

Net Cash Used in Investing Activities	(1,171,361)	—	(1,171,361)

Net Proceeds from Sale of Common Stock	8,791,825	—	8,791,825
Increase in Due to Investors	118,750	—	118,750
Advance to Affiliated Entity	(20,113)	—	(20,113)

Net Cash Provided by Financing Activities	8,890,462	—	8,890,462

Net Increase in Cash and Equivalents	6,211,392	—	6,211,392
Cash and Equivalents, Beginning	56,280	—	56,280

Cash and Equivalents, Ending	$6,267,672	$—	$6,267,672

3. Acquisition:
In January 2004, the Company completed a reverse merger with Just Great Coffee, Inc. (“JGC”), a US-based corporation with no assets, liabilities or operating results for the periods presented, to gain access to the public capital markets. JGC was incorporated on May 31, 1994 in New Jersey. In connection with the reverse merger agreement, 100% of the JGC voting stock was acquired for 760,005 common stock shares. The Company received larger voting rights of the combined entity and controlled the Board of Directors. All members of management of the combined entity were Company employees.
In February 2004, the Company acquired a 100% interest in BMP China from Abacus Investments Ltd., a majority shareholder of the Company at the time of the acquisition, in exchange for 7,807,509 shares of the Company’s common stock shares. The Company was incorporated November 10, 2003 in Delaware. At the date of acquisition, because the exchange of shares was between entities under common control, the Company recorded the assets and liabilities transferred at their historical cost at the time of their transfer in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In accordance with SFAS No. 141 , the financial statements and financial data for the periods presented reflect the financial results of the previously separate entities as combined.
4. Segment Information:
The Company operates in one significant business segment. During the six months ended June 30, 2004 and 2005, 100% of the Company’s revenues were derived from marketing fees.
5. Commitment:
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Under the share transfer and debt restructuring agreement, the Company will acquire Wanhui Group’s 80% equity interest in Wanwei in exchange for the restructuring and repayment of RMB 15,000,000 ($1,807,229 at the time of the advance; $1,849,568 as of August 26, 2005) of the RMB 37,419,020 ($4,508,315 at the time of the advance; $4,613,936 as of August 26, 2005) total debt owed by Wanwei to Wanhui Group. Wanhui Group has agreed to excuse Wanwei’s remaining debt of RMB 29,419,020 ($3,544,460 at the time of the advance; $3,627,499 as of August 26, 2005). Of the RMB 15,000,000 obligated to be repaid to Wanhui Group in connection with the transaction, the Company will pay RMB 8,000,000 ($963,855 at the time of the advance; $986,436 as of August 26, 2005) and Wanwei has paid the remaining loan balance of RMB 7,000,000 ($843,373 at the time of the advance; $863,132 as of August 26) to Wanhui Group. Wanwei has also entered into an entrusted loan agreement with China International Trust and Industrial Bank and the Company under which it has obtained a loan of RMB 7,000,000 from the Company. The term of the entrusted loan agreement is nine months at 5.2% interest per annum, paid quarterly. In the event the transaction does not close, Wanwei is obligated to immediately repay the loan to the Company, and Wanhui Group has guaranteed such repayment obligation. Under the share transfer agreement with Wen Xin, the Company will acquire Wen Xin’s 20% equity interest in Wanwei for a purchase price of $1.00.
In December 2004, the Company advanced RMB 9,400,000 ($1,132,530 at the time of the advance; $1,159,062 as of August 26, 2005) to Wanwei. Of that amount, RMB 7,000,000 represented the Company’s entrusted loan to Wanwei (which amount was provided to Wanwei in respect of Wanwei’s repayment of the RMB 7,000,000 loan balance that Wanwei was obligated to pay to Wanhui Group). The other RMB 2,400,000 to Wanwei constitutes an advance payment against the Company’s remaining RMB 8,000,000 obligation to Wanhui Group.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the post-effective amendment number one to the Company’s Registration Statement on Form S-1, filed on August 29, 2005.
Forward-Looking Statements
Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, trends relating to cost of services, and our capital requirements and the possible impact on us if we are unable to satisfy these requirements, and statements under the caption “Certain Risks Relating to Our Business.” Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth under the heading “Certain Risk Related to Our Business” below and elsewhere in this report.
Overview
Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing company based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing. In addition, we have satellite sales offices throughout China. We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation to develop and finance the growth of a Chinese pharmaceutical marketing and promotion company. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus Investments Ltd. acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary in Beijing, the capital city of China.
Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. Our cash resources have primarily been devoted to payment of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and the down payment relating to our acquisition of Wanwei.
We have an operating history of approximately ten years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our current services, which we offer to foreign and domestic pharmaceutical manufacturers in China through BMP China, focus primarily on market development. These services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research; and

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers.
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Upon the completion of the Wanwei acquisition, which is subject, among other things, to approval by the relevant governmental authorities in China of the respective acquisition agreements, we will acquire the necessary pharmaceutical distribution permit and good supply practice certificate (GSP) to enable us to operate as an authorized distributor of pharmaceutical products throughout China. Wanwei’s revenues for the year ended December 31, 2004 were $16,651,813 and Wanwei’s operating expenses incurred and accrued for the same period were $17,022,242. For the six months ended June 30, 2005, Wanwei’s revenues amounted to $9,290,391 and the operating expenses were $9,067,174. We anticipate that upon completion of the Wanwei acquisition, both our revenues and expenses will grow to levels consistent with Wanwei’s historical revenues and expenses for the same period.
We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our existing market development services with market fulfillment services. We believe that the Wanwei acquisition is an important step in the implementation of this solution.
Historically, we have generated a majority of our revenues from commissions related to sales of Glurenorm, a product manufactured by Wanhui Shuanghe under a license from Boehringer Ingelheim. In 2003, these commissions represented 88% of our total revenue. In March 2004, we and Wanhui Shuanghe terminated the agreement under which we marketed Glurenorm for Wanhui Shuanghe due to several factors, including the maturation of Glurenorm in its pharmaceutical product life cycle, Wanhui Shuanghe’s desire to reduce our commissions from sales of Glurenorm, our desire to shift our sales efforts to new potentially higher growth pharmaceutical products, and our inability to meet certain sales targets specified in our agreement with Wanhui Shuanghe. Following the termination of our agreement with Wanhui Shuanghe, we commenced marketing four new products: Septocoll E, Fem 7, Shuganyiyang and Carvidol. In addition, we have been marketing Septopal 30 since December 2002. Our future revenues from these products, however, may not be sufficient to replace the lost revenues related to Glurenorm.
Some of our revenues are generated from fixed cost contracts. Under fixed cost contracts, we perform specific tasks for a fixed price. The percentage of revenue generated from fixed cost contracts for the six months ended June 30, 2005 was 11.9%. We did not have any revenues related to fixed cost contracts for the six months ended June 30, 2004.
The prices of certain medicines that Wanwei distributes or that we market and promote, including those listed in the Chinese government’s Insurance Catalogue, which are reimbursable under China’s social insurance program, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

Since our inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of approximately $6.0 million. Our expenses in 2005 related primarily to marketing activities associated with the introduction of the four new products referenced above, the hiring of several key officers and other personnel, and professional fees associated with preparation and filing of the Company’s Registration Statement on Form S-1, as amended, and related matters.
Our future success will depend upon obtaining additional promotional and market research agreements and licensing rights for China, as well as acquiring additional distribution companies currently operating throughout China. During 2004 and 2005, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical products and products in development from western pharmaceutical companies for marketing and distribution in China.
On August 19, 2005, the Company restated its financial statements as of and for the period ended December 31, 2004 principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 have been reduced from $260,000 to $209,000. The overstatement resulted from the erroneous recording of an advance payment from a distributor as revenue in the first quarter of 2004. Financial information as of and for the period ended December 31, 2004 and related comparable information included in this report give effect to this restatement. See Part I, Item 4 of this report for further information.
Liquidity and Capital Resources
As of June 30, 2005, we had cash and cash equivalents of approximately $4.6 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
As noted in more detail above, since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. We currently plan to use our cash resources to fund:
•	our operating expenses and general working capital;

•	the marketing of our current and future products;

•	our pursuit of internal growth and strategic acquisitions;

•	our integration of Wanwei and BMP China; and

•	the expenses necessary to maintain our status as a reporting company under the Exchange Act and to periodically update the information in our Registration Statement on Form S-1, as amended.
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Under the share transfer and debt restructuring agreement, the Company will acquire Wanhui Group’s 80% equity interest in Wanwei in exchange for the restructuring and repayment of RMB 15,000,000 ($1,807,229 at the time of the advance; $1,849,568 as of August 26, 2005) of the RMB 37,419,020 ($4,508,315 at the time of the advance; $4,613,936 as of August 26, 2005) total debt owed by Wanwei to Wanhui Group. Wanhui Group has agreed to excuse Wanwei’s remaining debt of RMB 29,419,020 ($3,544,460 at the time of the advance; $3,627,499 as of August 26, 2005). Of the RMB 15,000,000 obligated to be repaid to Wanhui Group in connection with the transaction, the Company will pay RMB 8,000,000 ($963,855 at the time of the advance; $986,436 as of August 26, 2005) and Wanwei has paid the remaining loan balance of RMB 7,000,000 ($843,373 at the time of the advance; $863,132 as of August 26) to Wanhui Group. Wanwei has also entered into an entrusted loan agreement with China International Trust and Industrial Bank and the Company under which it has obtained a loan of RMB 7,000,000 from the Company. The term of the entrusted loan agreement is nine months at 5.2% interest per annum, paid quarterly. In the event the transaction does not close, Wanwei is obligated to immediately repay the loan to the Company, and Wanhui Group has guaranteed such repayment obligation. Under the share transfer agreement with Wen Xin, the Company will acquire Wen Xin’s 20% equity interest in Wanwei for a purchase price of $1.00.
In December 2004, the Company advanced RMB 9,400,000 ($1,132,530 at the time of the advance; $1,159,062 as of August 26, 2005) to Wanwei. Of that amount, RMB 7,000,000 represented the Company’s entrusted loan to Wanwei (which amount was provided to Wanwei in respect of Wanwei’s repayment of the RMB 7,000,000 loan balance that Wanwei was obligated to pay to Wanhui Group). The other RMB 2,400,000 to Wanwei constitutes an advance payment against the Company’s remaining RMB 8,000,000 obligation to Wanhui Group.
To date, we have had negative cash flows from operations.
Net cash used in operating activities was $1,709,000 for the six months ended June 30, 2005 and prinicipally reflected our net loss of $2,560,000, partially offset by $216,000 in non-cash charges including stock-based compensation expense of $200,000. In addition, we generated $635,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the six months ended.
We anticipate that our available cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in the “Certain Risks Related to our Business” section below as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on the closing of the Wanwei acquisition and execute our business and strategic plans as currently conceived.
Our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. To support our internal growth and acquisitions, it is our expectation that we will be adding financial, marketing, product and medical managers over the next 12 months. The total cost of internal growth may require up to $7.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term and this may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates and our experience to date with Wanwei. While we are currently evaluating acquisition opportunities, we have not entered into a letter of intent or reached a similar stage with respect to any potential acquisition. As a result of our continuing capital needs, we will most likely require additional funds, and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
Critical Accounting Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets or liabilities as of the dates of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors and assumptions that we believe to be reasonable under the circumstances. Actual results might differ materially from these estimates under different assumptions or conditions.
We believe our most significant estimates and assumptions used in the preparation of our financial statements are as follows:

Revenue Recognition
We recognize revenue, net of returns, in the form of commissions on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of these agreements revenues are generally receivable from manufacturers within 45 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.
Accounts Receivable and Bad Debts
Accounts receivable are stated as the amount management expects to collect from outstanding balances. We perform ongoing credit evaluations of our customers and generally require no collateral to secure accounts receivable. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of the collectibility of accounts receivable. This assessment is based upon specific identification of customer accounts and our best estimate of potential loss. We evaluate the adequacy of our allowance for doubtful accounts at least quarterly. If the financial condition of our customers were to weaken, additional allowances may be required. Moreover, if our allowance for doubtful accounts is understated, we will be required to take additional charges in future periods.
Contract Allowance
We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We evaluate the adequacy of our contract allowance at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. If our estimate of sales requirements are too high, our contract allowance will likely be understated and we may be compelled to record additional charges in subsequent periods. In this regard, during the three months ended June 30, 2005, the Company determined that a $459,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration. This allowance has been recorded in our cost of services for the three months and six months ended June 30, 2005.
Deferred Taxes
Income taxes are accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. Specifically, the determination to provide a valuation allowance is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment regarding the utilization of deferred tax assets. In the event we determine that future taxable income likely will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment were to change, we would record a benefit on the consolidated statement of earnings.
Results from Operations
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
Net Revenue:
Net revenue was $44,000 during the three months ended June 30, 2005, as compared to $15,000 during the three months ended June 30, 2004. In 2004, we experienced longer than expected periods of product introduction and delays in marketing products. As a result, we recognized revenue from sales of only one of the products currently in our product portfolio. We recognized revenues from four products during the three months ended June 30, 2005.

Cost of Services:
Cost of services was $590,000 during the three months ended June 30, 2005, as compared to $73,000 during the three months ended June 30, 2004. This increase is primarily attributable to a contract allowance of $459,000 we recorded with respect to products that we believe will not be sold prior to their expiration. Our other cost of services components are direct expenses that consist primarily of expenses associated with clinical and regulatory services, market promotion and patient education, as well as sales personnel salaries and benefits. The remaining increase in cost of services for 2005 reflected increased sales and marketing efforts for new products. We anticipate that our cost of services will continue to increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.
Sales and Marketing:
Sales and marketing expenses were $11,000 during the three months ended June 30, 2005 as compared to $300 during the three months ended June 30, 2004. The increase is the result of market research and new product development activities.
General and Administrative Expenses:
Our general and administrative expenses consist primarily of salaries and other related costs for our officers and other personnel in finance, human resources and general administration. General and administrative expenses were $1,111,000 during the three months ended June 30, 2005 as compared to $414,000 during the three months ended June 30, 2004. Our general and administrative expenses increased significantly in 2005 primarily as a result of establishing our U.S. corporate headquarters and fees related to the Registration Statement on Form S-1, as amended. Fees for professional services, including legal, accounting and consulting fees increased by $418,000 over 2004. Our hiring in 2004 and 2005 of several key officers and other personnel, such as the chief financial officer, a corporate controller and human resources manager increased general and administrative compensation by $83,000. Increased travel and entertainment resulted in a $44,000 increase for 2005 over 2004. We expect to significantly increase our general and administrative expenses as we continue to grow both internally and through any strategic acquisitions of products or distributors.
Interest Income:
Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors in the amount of $8,800,000, net of issuance costs. We received interest income of $43,000 during the three months ended June 30, 2005 and $23,000 in the same period of 2004.
Six Months Ended June 30, 2005 Compared to Six Months ended June 30, 2004
Net Revenue:
Net revenue was relatively unchanged with a small $2,000 increase for the six months ended June 30, 2005, as compared the six months ended June 30, 2004. For the six months ended June 30, 2005, we recognized revenue on four products for which we provide promotional services as well as $12,000 from registration services. For the six months ended June 30, 2004, we recognized revenue on only one of our current products in addition to Glurenorm. Sales from our four new products were delayed in 2004 as we experienced longer than expected periods of product introduction and delays in marketing these products. As a result of these delays, we were able to recognize revenue from sales of only one of the products currently in our product portfolio during the first six months of 2004. For example, the new local manufacturer of Shuganyiyang did not receive the necessary production license to manufacture Shuganyiyang in Shanghai until the third quarter of 2003. In addition, the manufacturer of Fem 7 had not yet supplied the distributor with Fem 7 inventory due to a delay in production relating to China-specific product packaging requirements. We were unable to achieve any revenues in 2004 due to this delay. However, the distributor began to receive supplies of Fem 7 inventory from the manufacturer in the first quarter of 2005.

Cost of Services:
Cost of Services was $699,000 during the six months ended June 30, 2005 as compared with $128,000 during the six months ended June 30, 2004. This increase is primarily attributable to a contract allowance of $459,000 we recorded during 2005 with respect to products that we believe may not be sold prior to their expiration. Salaries and commissions for sales staff have increased by $85,000 for the six months ended June 30, 2005 as a result of increased sales staff and managers hired in 2004 and 2005. We anticipate that our cost of services will continue to increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.
Sales and Marketing Expenses:
Sales and marketing expenses were $21,000 for the six months ended June 30, 2005 as compared with $7,000 for the six months ended June 30, 2004. The increase was the result of increased market research and new product development activities occurring during 2005.
General and Administrative Expenses:
General and administrative expenses were $1,979,000 during the six months ended June 30, 2005 as compared to $513,000 during the six months ended June 30, 2004. Our general and administrative compensation expenses, increased by $259,000 for the six months ended June 30, 2005 primarily because of our hiring in 2004 and 2005 of several key officers and other personnel, such as the Chief Financial Officer, corporate controller and China controller, and human resources manager. We commenced paying our board members during the second half of 2004 and board member compensation totaled $85,000 for the six months ended June 30, 2005. In connection with the year end audit, and the preparation and filing of our Registration Statement on Form S-1, as amended, we incurred professional fees of $719,000 in 2005. In addition, general and administrative expenses includes stock-based compensation to directors in the amount of $200,000 for the six months ended June 30, 2005 as compared to $103,000 for the same period in 2004. We expect to significantly increase our general and administrative expenses as we continue to grow both internally and through any strategic acquisitions of products or distributors.
Interest Income:
Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors in the amount of $8,800,000, net of issuance costs, of which $4.6 million in cash and cash equivalents remained as of June 30, 2005. We received interest income, net of interest expense of $64,000 during the six months ended June 30, 2005 and $27,000 in 2004.
Other Expenses:
For the six months ended June 30, 2005, we recorded $11,000 of expenses related to the disposal of fixed assets and the writeoff of leasehold improvements.
Off-Balance Sheet Arrangements
We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We do not record inventory products ordered by Xiamen or the full amount due to Xiamen should the inventory on hand remain unsold. We have established a Contract Allowance that is evaluated at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. During the three months ended June 30, 2005, the Company determined that a $459,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to require public entities to report stock-based employee compensation in their financial statements. Unless 123R is modified, we will be required to comply with the provisions of SFAS No. 123R as of the beginning of our next fiscal year, which is January 1, 2006. We currently do not record compensation expenses related to our stock-based employee compensation plans in our financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 123 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial statements.
In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) The American Jobs Creation Act of 2004 (“AJCA”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the AJCA) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP FAS 109-2 was effective upon its issuance. The adoption of FSP FAS 109-2 is not expected to have a material impact on our financial statements.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial statements.

Certain Risks Related to Our Business
Investing in our common stock involves significant risks. In addition to all of the other information contained in this report and our other SEC filings, you should carefully consider the risks and uncertainties described below before deciding to invest in our common stock. These risks may materially harm our business, our financial condition or our results of operations, which in turn could adversely affect the market price of our common stock.
Risks Relating to Our Business
We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.
We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of June 30, 2005, we had an accumulated deficit of $6.0 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures following the completion of the Wanwei acquisition, including operating expenses relating to attracting and retaining a larger employee workforce and capital expenditures associated with integrating the Wanwei business into our existing operations. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. The total cost of internal growth may require up to $7.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term, which may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates and our experience to date with Wanwei. While we are currently evaluating acquisition opportunities, we have not entered into a letter of intent or reached a similar stage with respect to any potential acquisition. We expect to expend additional funds to maintain our status as a reporting company under Exchange Act and to periodically update the information in our Registration Statement on Form S-1, as amended. Our future capital requirements will depend on many factors, such as the risk factors described in this section, and including our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on the closing of the Wanwei acquisition and to execute our business and strategic plans as currently conceived.
As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.
We may be unable to acquire, or may be delayed in acquiring Wanwei.
On December 15, 2004, we entered into separate agreements with the existing stockholders of Wanwei to acquire a 100% equity interest in Wanwei. The completion of the Wanwei acquisition is subject to closing conditions that are outside of our control, such as the review and approval by the examination and approval authorities in China and the nonoccurrence of a material adverse event relating to Wanwei. As a result, we can provide no assurance that the Wanwei acquisition will be completed. The Wanwei acquisition involves industries to which foreign investment has had limited access, and clear guidance on foreign investment in the pharmaceutical distribution business does not exist. As a result, we cannot predict how the examination and approval authorities will exercise their discretion in examining the proposed Wanwei acquisition. Our inability to acquire, or delays in acquiring, Wanwei would adversely impact our ability to execute our business strategy and, consequently, the marketability and market price of our common stock. On August 10, 2005 we announced that Beijing Wanhui Pharmaceutical Group’s proposed sale of the Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) was posted to the China Beijing Equity Exchange (“CBEE”) on August 4, 2005. The posting to the CBEE of intent to sell state-owned assets to a private entity is a required step towards the completion of such a sale. This is a final step prior to the clearance by the Ministry of

Commerce of the People’s Republic of China of the acquisition. Nevertheless we cannot assure that the Ministry of Commerce will, in fact, provide clearance.
We may be unsuccessful in our strategy of expanding our product portfolio, acquiring complementary businesses or integrating acquired businesses.
Our business strategy includes expanding our business capabilities through both internal growth and the acquisition of complementary businesses and licensing pharmaceutical products for marketing and distribution in China. Whether or not our proposed Wanwei acquisition is completed, we may be unable to find additional complementary businesses to acquire or we may be unable to enter into additional agreements to market and, upon the completion of the Wanwei acquisition, distribute pharmaceutical products.
Future acquisitions may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of the Wanwei acquisition and any other future acquisitions also would expose us to potential risks, including risks associated with:
•	the assimilation of new operations, technologies and personnel;

•	unforeseen or hidden liabilities;

•	the diversion of resources from our existing businesses;

•	the inability to generate sufficient revenue to offset the costs and expenses of acquisitions; and

•	the potential loss of, or harm to relationships with, employees, customers and suppliers as a result of the integration of new businesses.
We may continue to experience delays in product introduction and marketing or interruptions in supply.
We have experienced, and are continuing to experience, longer than expected periods of product introduction and delays in marketing certain products in our product portfolio. For example, production of Shuganyiyang was delayed for six months, until May 2004, because the owner of Shuganyiyang moved the manufacturing of this product from Gansu to Shanghai and the new local manufacturer of this product did not receive the necessary production license to manufacture Shuganyiyang in Shanghai until the third quarter of 2003. This delay was the result of a corresponding delay in obtaining approval from the State Food and Drug Administration in China (“SFDA”) of the new drug certificate that serves as the basis for obtaining the necessary production license. The delay in obtaining approval of the new drug certificate was the result of the implementation by the SFDA of more stringent criteria for evaluating applications for new drug certificates, including, among other things, with respect to quality control and fill finish procedures for capsule manufacturing. In addition, supply interruptions from the manufacturer of Fem 7 had a significant negative impact on our revenues from sales of Fem 7 during 2004 through March 2005. These interruptions were caused by a delay in production relating to China-specific product packaging. In April 2005, the distributor of Fem 7 received supplies of Fem 7 from the manufacturer and can now provide them to our customers. Our revenues are dependent on the ability of the manufacturers and distributors with which we associate to supply and distribute product to our customers.
If these and other delays continue to occur, or if these manufacturers and distributors are unable to supply and distribute product to our customers in a timely manner, our operating results and financial condition will suffer. In addition, our contracts with pharmaceutical owners and manufacturers relating to some of the products in our product portfolio have a limited duration and have minimum sales requirements that, if not met, could lead to termination or non-renewal of the contract, or the ability of the manufacturer to render the contract non-exclusive, which could harm our revenues.

If we complete the proposed Wanwei acquisition, the level of business we receive from Wanhui Shuanghe may cease or decrease significantly.
Wanhui Shuanghe Pharmaceutical Co. Ltd., or Wanhui Shuanghe, which manufactures (under a license from Boehringer Ingelheim) Glurenorm, an antidiabetic medication that is used in patients with adult maturity onset or non-insulin dependent diabetes, is an affiliate of Wanwei. Wanhui Group is a stockholder of both Wanhui Shuanghe and Wanwei. Wanwei was the exclusive distributor of Glurenorm in Beijing in 2003 and a non-exclusive distributor of Glurenorm in Beijing in 2004, and sales of Glurenorm accounted for 16.46% of Wanwei’s total revenues in the year ended December 31, 2003 and 18.32% of its total revenues in the year ended December 31, 2004. Wanhui Shuanghe has authorized Wanwei to participate as a bidder to sell Glurenorm to medical institutions in parts of Beijing in 2005. Glurenorm was selected as the medicine to be purchased by certain medical institutions for 2005, starting on March 1, 2005 to February 28, 2006. Wanhui Shuanghe is required to provide Wanwei with sufficient quantities of Glurenorm for sale to medical institutions.
Wanwei’s agreement with Wanhui Shuanghe relating to Glurenorm, which will expire in the second quarter of 2006, contains a provision requiring Wanwei to meet a specified sales target. Wanhui Shuanghe has terminated agreements with us in the past for failing to meet similar sales targets. Beijing Pharmaceutical Group Co. Ltd., or BPC, is the sole parent of Wanhui Group. Some of the subsidiaries of BPC also engage in pharmaceutical distribution. After the Wanwei acquisition is completed, Wanhui Group will no longer be a stockholder of Wanwei. As a result, Wanhui Group, or its successor, may decide to cease using Wanwei as a distributor of Glurenorm, in which case Wanwei would no longer derive revenues from sales of Glurenorm.
Our revenues for 2004 were, and in subsequent periods may continue to be, substantially lower as compared to 2003 as a result of the termination in December 2003 of our agreement with Wanhui Shuanghe.
Services provided to Wanhui Shuanghe represented 88% of our revenues for the fiscal year ended December 31, 2003. In March 2004, we and Wanhui Shuanghe terminated the agreement under which we marketed Glurenorm for Wanhui Shuanghe due to several factors, including the maturation of Glurenorm in its pharmaceutical product life cycle, Wanhui Shuanghe’s desire to reduce our commissions from sales of Glurenorm, our desire to shift our sales efforts to new potentially higher growth pharmaceutical products, and our inability to meet certain sales targets specified in our agreement with Wanhui Shuanghe. Since the termination of our agreement with Wanhui Shuanghe, we have entered into separate agreements with the manufacturers of several additional products. To date, we have been unable to replace the revenue lost from the termination of our agreement with Wanhui Shuanghe relating to Glurenorm. As a result, our revenues for the year ended December 31, 2004 were substantially lower than our revenues for the year ended December 31, 2003. Our revenues for the year ended December 31, 2004 were $209,304 as compared to $933,025 for the year ended December 31, 2003, representing a decrease of $723,721. Some of the agreements we entered into following the termination of our agreement with Wanhui Shuanghe have similar termination provisions with respect to failure by us to meet specified sales targets. If the revenues generated from new products do not sufficiently replace our lost revenue from the termination of our agreement with Wanhui Shuanghe, or if any of our current customers terminate their agreements with us for failure by us to meet specified sales targets, our financial condition and results of operations will be adversely affected.
We may be unable to compete successfully against new and existing competitors.
We operate in a highly competitive market with few barriers to entry. We expect that competition will continue to intensify. As we expand our operations in the pharmaceutical distribution business, we will encounter competition from other companies in the distribution business, and we may face future competition from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors, including China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd., have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

If we fail to increase our brand recognition, we may face difficulty in obtaining new customers and business partners.
We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition would be materially adversely affected.
Our operating results may fluctuate as a result of factors beyond our control.
Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:
•	the costs of pharmaceutical products and development;

•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our services and manufacturers and suppliers of products to market to our customers;

•	capital expenditures for equipment;

•	marketing and promotional activities and other costs;

•	changes in our pricing policies, suppliers and competitors;

•	the ability of our suppliers to provide products in a timely manner to our customers;

•	changes in operating expenses;

•	increased competition in our markets; and

•	other general economic and seasonal factors.
We may be unable to obtain additional capital when necessary and on terms that are acceptable to us.
We anticipate that our June 30, 2005 balance of approximately $4.6 million in cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on the closing of the Wanwei acquisition and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.

We may be unsuccessful in attracting or retaining key sales, marketing and other personnel.
The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.
We may be unable to manage our growth effectively.
Our business strategy is based on the assumption that we will complete the Wanwei acquisition and acquire additional distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:
•	continue to improve our financial and management controls and reporting systems and procedures to support the proposed expansion of our business operations as a result of the Wanwei acquisition and the acquisition of any additional distribution channels in the future; and

•	locate or hire, at reasonable compensation rates, qualified personnel and other employees necessary to expand our capacity in order to accommodate the proposed expansion of our business operations.
If we are unable to accomplish any of these objectives, we will be unsuccessful in effectively managing our growth, which could harm our business, operating results, and financial condition.
We only offer products and services related to pharmaceuticals and, if demand for these products and services decreases or if competition increases, we will have no other ways to generate revenue.
Our future results depend on continued market acceptance of pharmaceutical products and services in China as well as our ability to continue to adapt to the changing needs of our customers. Any reduction in demand or increase in competition in the market for pharmaceutical products and services could have a material adverse effect on our business, operating results and financial condition.
Our business strategy to use our marketing arm to create demand for products that we offer exclusively through a distribution arm may fail.
Following the completion of the Wanwei acquisition, our business strategy will depend in large part on our ability to establish exclusive distribution and marketing relationships with pharmaceutical and medical device manufacturers and to leverage our marketing arm to create demand for products that we will distribute exclusively through a distribution arm. A number of factors could hinder the success of this strategy, including, among other things, our failure to:
•	obtain a sufficient number of effective distribution channels, whether through internal growth or strategic acquisition;

•	create sufficient demand for products that we will distribute exclusively; and

•	enter into and maintain exclusive distribution and marketing relationships with pharmaceutical manufacturers on profitable terms.
If we are unable to implement this strategy effectively, our business, operating results and financial condition could suffer.

Because we have only recently become subject to the reporting requirements of the Exchange Act, we have no experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources and we still may fail to comply.
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and must separately report on the effectiveness of our internal control over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States, as well as difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
We are a small company with limited resources. While we plan to expand our staff to respond to Exchange Act reporting requirements, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals. Furthermore, we will have to improve internal controls as they relate to the matters described in the next risk factor. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve and that our operations are principally in China, where the regulatory environment is different from that of the United States, we may be unable to comply with applicable deadlines.
If we are unable to satisfy the regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our stock price could decline.
In connection with the audit of our financial statements for the fiscal years ended December 31, 2001, 2002 and 2003, our auditors communicated to our management and to the audit committee of our board of directors several deficiencies involving our internal control over financial reporting and our disclosure controls and procedures. Specifically, these deficiencies related to:
•	the proper recognition of expenses from our sub-offices that were not recorded in the income statement and were incorrectly included in prepaid expenses; and

•	improper revenue cut-off in that sales for which shipment had occurred prior to our year-end were not properly recorded in the period in which the shipment was made.
These deficiencies involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal control over financial reporting that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The internal control deficiencies that were identified in 2001, 2002 and 2003 were not found to be present in the year ended December 31, 2004, as our management took corrective actions to remedy the cut-off issues that existed in previous years for both revenues and expenses. However, as noted below, we identified a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements as of and for the six months ended June 30, 2005. We are not yet required to have an audit of our internal control over financial reporting. Such an audit might uncover other deficiencies not noted as part of the current audit. We have retained independent consultants to help us identify and rectify any deficiencies in our internal controls.

During the audit of Wanwei, our auditors identified timing problems concerning the proper recording of expenses. It is our expectation that we will take corrective action once the Wanwei acquisition is finalized. The timing problems resulted in an adjustment to our financial statements, prior to their completion, that increased Wanwei’s loss in 2004 by approximately $290,000.
On August 19, 2005 we announced our intention to restate our financial statements as of and for the period ended December 31, 2004, principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 will be reduced from $260,000 to $209,000, resulting in an increased loss in the Company’s earnings per share from $0.15 per share to $0.16 per share. The overstatement resulted from a material weakness in our internal control over financial reporting that resulted in the erroneous recording of an advance payment from a distributor as revenue in the first quarter of 2004.
The existence, in future periods, of significant deficiencies could, and the existence of material weaknesses in future periods would preclude management from concluding that our internal control over financial reporting is effective. If management or our independent auditors ultimately determine that our internal control over financial reporting is not effective in future periods, our stock price could decline and we could be subject to investigations and sanctions by regulatory authorities, which could have a negative impact on our business.
We are a holding company with no operations of our own and depend on our subsidiaries for revenue.
We are a holding company with no significant assets other than our equity interest in BMP China and the equity interest we would acquire upon completion of the Wanwei acquisition. We will rely on dividends, loans and other payments to us by BMP China, Wanwei and any other future acquired entities in China. As of June 30, 2005, we had an accumulated deficit of $6.1 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we will not be able to pay dividends or service any debt that we may incur. At June 30, 2005, Wanwei had an accumulated deficit of $5.6 million. In addition, if BMP China or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
In addition, our corporate structure may restrict the distribution of dividends to our stockholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China is, and any future subsidiaries will be, required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends.
The fixed price nature of some of our contracts could hurt our operating results.
Some of our contracts are fixed price contracts. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, our gross margins would be reduced. In addition, if we experience significant cost overruns on a contract, we could incur a loss on the contract. Either situation would harm our operating results. The percentage of revenue generated from fixed rate contracts was 11.9% for the six months ended June 30, 2005. We did not have any revenues related to fixed priced contracts for the six months ended June 30, 2004.

Risks Relating to Doing Business in China
We face increased risks of doing business due to the extent of our operations in China.
Our operating subsidiary, BMP China, is organized and located in China. In addition, Wanwei is organized and located in China. China is currently transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:
•	fluctuations in foreign currency exchange rates and controls;

•	competitive disadvantages to established foreign businesses with significant current market share and business and customer relationships;

•	nationalization;

•	tax and regulatory policies of local governments and the possibility of trade embargoes;

•	political instability, war or other hostilities; and

•	laws and policies of the United States and China affecting foreign trade and investment.
Any of these risks could cause significant interruptions in our distribution and other operations, which would adversely affect our ability to conduct business in China and our financial condition, results of operations and business.
Fluctuations in the Chinese Renminbi could adversely affect our results of operations.
Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese Renminbi, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
Government control of currency conversion could adversely affect our operations and financial results.
Substantially all of our revenues are in RMB, which currently is not a freely convertible currency. Any restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund our business activities outside of China or to make dividend payments in United States dollars. Under China’s existing foreign exchange regulations, the RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside of China without the prior approval of China’s State Administration of Foreign Exchange. Foreign exchange transactions under our capital account, including foreign currency-denominated borrowings from Chinese or foreign banks and principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures. In the future, the Chinese government may take measures at its discretion to restrict access to foreign currencies for current account transactions if foreign currencies become scarce in China. We may be unable to pay dividends in United

States dollars or other foreign currencies to our stockholders if the Chinese government restricts access to foreign currencies for current account transactions.
The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to our corporate structure.
Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, BMP China is required to establish a reserve fund and a staff and workers’ bonus and welfare fund, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s registered capital, which, as of June 30, 2005, was $1.56 million.
In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future, and limitations on distributions of BMP China’s profit could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.
We may be restricted in our ability to transfer funds to our Chinese operating subsidiaries, which may restrict our ability to act in response to changing market conditions.
Any transfer by us of funds to our Chinese subsidiaries through a stockholder loan and the capacity for our Chinese subsidiaries to obtain an RMB loan secured by us or other foreign institutions are subject to registration with China’s State Administration of Foreign Exchange. If the sum of the aggregated medium-term and long-term external debts, the outstanding short-term external debts and RMB loans secured by foreign institution(s) of a Chinese subsidiary is less than the difference between its total investment amount and its registered capital, the Chinese subsidiary is required to apply to the appropriate examination and approval authority to increase its total investment amount. Accordingly, any transfer of funds from us, directly or indirectly, to any of our Chinese subsidiaries by means of increasing its registered capital is subject to approval by the appropriate examination and approval authorities in China. This limitation on the free flow of funds between us and our Chinese subsidiaries may restrict our ability to react to changing market conditions.
China’s economic, political and social conditions, and its government policies, could adversely affect our business.
Substantially all of our operations are conducted in China and substantially all of our revenues are derived in China. Accordingly, our results of operations, financial condition and prospects are subject, to a significant degree, to economic, political and legal developments in China. The economy of China differs from the economies of most developed countries in many respects, including:
•	level of government involvement;

•	economic structure;

•	allocation of resources;

•	level of development;

•	inflation rates;

•	growth rate; and

•	control of foreign exchange.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.
A slow-down of the Chinese economy could adversely affect our growth and profitability.
Our financial results have been, and are expected to continue to be, affected by conditions in the Chinese economy and pharmaceutical industry. Although the Chinese economy has grown significantly in the past decade, there can be no assurance that this growth will continue or that any slow-down will not have a negative impact on our business.
The legal system in China has inherent uncertainties that could limit the legal protections available to us.
We currently conduct our business primarily through our wholly-owned operating subsidiary, BMP China, and expect in the future to conduct our business through BMP China, Wanwei and other subsidiaries organized in China that we acquire. These subsidiaries generally are or will be subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations, and rules involves uncertainties, which may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.
We have limited business insurance coverage in China.
The insurance industry in China is still in an early stage of development. Insurance companies in China offer limited business insurance options. As a result, we have not maintained, and currently do not maintain, any liability, hazard or other insurance covering our services, business, operations, errors, acts or omissions, personnel or properties. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business. If any action, suit and/or proceeding is brought against us and we are unable to pay a judgment rendered against us and/or defend ourselves against such action, suit and/or proceeding, our business, financial condition and operations could be negatively affected.
Any future outbreak of Severe Acute Respiratory Syndrome, or SARS, or any other epidemic in China could have a material adverse effect on our business operations, financial condition and results of operations.
From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as SARS. In July 2003, the World Health Organization declared that SARS had been contained. However, in recent months, a few new cases of SARS have been reported in Asia. An outbreak of SARS in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of SARS or any other epidemic may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

Risks Relating to Pharmaceutical Distribution in China and Wanwei
The absence of express laws and regulations in China regarding foreign investment in China’s pharmaceutical distribution sector may cause uncertainty.
Pursuant to China’s Administrative Measures on the Foreign Investment in Commercial Sector, as of December 11, 2004, foreign enterprises are permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China subject to the implementation of relevant regulations. However, no specific regulation in this regard has been promulgated to date. If specific regulations are not promulgated, or if any promulgated regulations contain clauses that will cause an adverse impact to our current and future acquisitions in China, our operations and business strategy will be adversely affected.
Wanwei may be unable to obtain renewals of necessary pharmaceutical distribution permits.
Under Chinese law, all pharmaceutical wholesale and retail enterprises engaging in the pharmaceutical distribution business must obtain a pharmaceutical distribution permit, and must comply with China’s GSP standards and obtain a GSP certificate. Both the permit and certificate are valid for five years and are subject to renewal and reassessment by the relevant Chinese authorities, and the standards of compliance required in relation thereto may from time to time be subject to change. Any changes in compliance standards, or any new laws or regulations that prohibit or render it more restrictive for Wanwei or other pharmaceutical distribution enterprises we may acquire in the future to conduct their business or that increase their compliance costs may adversely affect their or our operations and profitability.
Wanwei has previously obtained a GSP certificate and pharmaceutical distribution permit. Wanwei’s GSP certificate will expire on April 3, 2008 and its pharmaceutical distribution permit will expire on February 2, 2010. Although we do not believe that Wanwei will be unable to obtain renewals of its GSP certificate and pharmaceutical distribution permit in the future, its ability to do so is primarily outside of its or our control. Any failure by Wanwei to obtain renewals of its GSP certificate or pharmaceutical distribution permit may have a material adverse effect on its operations by restricting its ability to carry out its pharmaceutical distribution business, among other things.
Price control regulations may decrease our profitability.
The prices of certain medicines Wanwei distributes, including those listed in the Chinese government’s catalogue of medications that are reimbursable under China’s social insurance program, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.
Revenues from products distributed by Wanwei that are subject to price controls accounted for a total of approximately 73% and 66% of Wanwei’s total revenues in the years ended December 31, 2003 and 2004. Hence, the prices of these medicines could not be increased at Wanwei’s discretion above the price ceiling without prior government approval. It is uncertain whether Wanwei will be able to obtain necessary approvals to increase the prices of these medicines. This could affect Wanwei’s ability to maximize its profits or to profitably sell these products.
The bidding process with respect to the purchase of pharmaceutical products may lead to reduced revenue.
Chinese regulations require non-profit medical organizations established in China to implement bidding procedures for the purchase of drugs. It is intended that the implementation of a bidding purchase system will be extended gradually and will cover, among other drugs, those consumed in large volume and commonly used for clinical uses. Pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers for the purpose of participating in the bidding process. If, for the purpose of reducing the bidding price, pharmaceutical manufacturers participate in the bidding process on their own and enter into purchase and sales contracts with medical organizations directly without authorizing a pharmaceutical distributor, the revenue of Wanwei or any other subsidiaries that we may acquire in the future, whose main business is pharmaceutical distribution, may be adversely affected.
Even though Wanwei has established long-term business relationships with many medical organizations, if a pharmaceutical manufacturer whose products we do not distribute is awarded a contract under the bidding process, the medical organization that initiated the bidding process will be restricted under its agreement with the winning bidder from purchasing similar products from Wanwei.
If the medicines Wanwei distributes are replaced by other medicines or removed from China’s social insurance catalogue in the future, Wanwei’s revenue may suffer.
Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the catalogue of medicines that are covered by social insurance, or the “Insurance Catalogue”, may be, in part or in whole, reimbursed by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Currently, the main products that Wanwei distributes are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If the medicines Wanwei distributes are replaced by other medicines or removed from this insurance catalogue in the future, Wanwei’s revenue may suffer.
Risks Relating to Our Common Stock
Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.
Our common stock is currently quoted on the Pink Sheets, which is a limited and illiquid market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 17,680,916 shares of common stock outstanding as of July 1, 2005. Approximately 7,807,509 million of these shares are held by Abacus, who may be deemed to be our affiliate and would be subject to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Substantially all of the balance of shares of our common stock are either freely tradable or are eligible for sale under a registration statement on Form S-1 that we have filed with the Securities and Exchange Commission or are eligible for sale under Rule 144, subject in the case of Rule 144, to volume limitations and the other provisions of Rule 144. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.
As of July 1, 2005, Abacus beneficially owned or controlled approximately 44.82% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.
The market price of our common stock may fluctuate substantially due to a variety of factors, including:
•	announcements concerning our competitors or the pharmaceutical distribution industry in general;

•	rate of sales and customer acceptance;

•	changing factors related to doing business in China;

•	interruption of supply or changes in our agreements with manufacturers or distributors;

•	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;

•	general and industry-specific economic conditions;

•	additions to or departures of our key personnel;

•	variations in our quarterly financial and operating results;

•	changes in market valuations of other companies that operate in our business segments or in our industry;

•	lack of adequate trading liquidity;

•	announcements about our business partners;

•	changes in accounting principles; and

•	general market conditions.
The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. For example, the high and low prices for our common stock as reported on the Pink Sheets during the period from August 19, 2004 through August 19, 2005 have been $3.15 and $1.60, respectively. The average daily volume of our common stock over the period from July 25, 2005 through August 19, 2005 has been 7,175 shares. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.
As a stock quoted on the Pink Sheets, our common stock, which is deemed to be “penny stock,” currently has limited liquidity.
Holders of shares of our common stock, which are quoted on the Pink Sheets, may find that the liquidity of our common stock is impaired as compared with the liquidity of securities listed on Nasdaq or one of the national or regional exchanges in the United States. This impairment of liquidity may result from reduced coverage of us by security analysts and news media and lower prices for our common stock than may otherwise be attained. In addition, our common stock is deemed to be “penny stock,” as that term is defined in rules under the Exchange Act. Penny stocks generally are equity securities that are not registered on certain national securities exchanges or quoted by Nasdaq and have a price per share of less than $5.00. Penny stock may be difficult for investors to resell. Federal rules and regulations impose additional sales practice requirements on broker-dealers who sell the stock to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and obtain the purchaser’s written consent to the transaction prior to the sale. Prior to the sale, broker-dealers must also deliver to the potential purchaser a disclosure schedule prescribed by the SEC, describing the penny stock market and disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, broker-dealers must deliver to penny stock investors monthly statements disclosing recent price information for penny stocks held in the account and information on the limited market in penny stocks. These additional requirements restrict the ability of broker-dealers to sell our common stock and make it more difficult for investors to dispose of our common stock in the secondary market and may also adversely affect the price of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiary, BMP China, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that its currency, the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. For additional information, see “Certain Risks Related to Our Business — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations”.
Interest Rate Sensitivity
We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities, bank certificates of deposit, commercial paper and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, for the reasons discussed below, our disclosure controls and procedures as of June 30, 2005 were not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control Over Financial Reporting
We have determined to institute changes in our internal control over financial reporting to remediate a material weakness relating to revenue recognition identified in connection with the preparation of the financial statements included in this report. We have determined that a material weakness existed in our internal control over financial reporting relating to revenue recognition in connection with a transaction in China. Specifically, we recorded a $51,000 advance payment from a distributor as revenue where, in fact, commission revenue in respect of the advance payment was not earned.
We identified the error in the course of our preparation of the financial statements included in this report. We corrected the error by restating our financial statements as of and for the period ended December 31, 2004 and filing with the Securities and Exchange Commission a post-effective amendment to our Registration Statement on Form S-1 including the restated financial statements. The financial statements reflected in this report reflect adjustments resulting from the restatement.
We have instituted remedial measures to address the weakness, including the hiring of a corporate controller who will spend a considerable amount of time in China, the enhancement of our inventory and receivable reconciliation process and the establishment of internal audit procedures.
The remedial measures described above were instituted after June 30, 2005. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
     (a) Exhibits:
31.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation

Date: August 29, 2005	DAVID GAO

David Gao
Chief Executive Officer

Date: August 29, 2005	FRED M. POWELL

Fred M. Powell
Chief Financial Officer