Form 10-Q
period 2005-09-30
BEIJING MED PHARM CORP
filed 2005-11-14
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of November 4, 2005 was 21,880,897.

BEIJING MED-PHARM CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
Assets
Current Assets:
Cash and Cash Equivalents	$6,267,672	$3,187,485
Accounts Receivable	38,817	7,046
Other Receivables	23,394	22,097
Purchase Deposit on Acquisition of Beijing Wanwei	1,132,530	1,133,627
Due from Affiliated Entity	20,113	20,113
Prepaid Expenses and Other Current Assets	17,518	97,448

Total Current Assets	7,500,044	4,467,816
Property and Equipment, Net	52,892	41,745

Total Assets	$7,552,936	$4,509,561

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$118,440	$35,906
Accrued Payroll	111,272	44,977
Accrued Professional Fees	396,171	186,000
Accrued Other	50,602	302,113
Contract Allowance	—	459,678
Due to Investors	118,750	118,750

Total Current Liabilities	795,235	1,147,424

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares	17,682	17,682
Authorized; 17,680,916 Shares Issued and Outstanding
Additional Paid in Capital	8,906,007	9,205,315
Common Stock Warrants	1,278,588	1,278,588
Accumulated Deficit	(3,444,576)	(7,139,448)

Total Stockholders’ Equity	6,757,701	3,362,137

Total Liabilities and Stockholders’ Equity	$7,552,936	$4,509,561

See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net Revenues	$35,843	$23,086	$133,085	$123,839
Cost of Services	101,112	85,874	229,272	784,433

Gross Margin	(65,269)	(62,788)	(96,187)	(660,594)

Sales and Marketing Expenses	11,147	14,172	18,425	35,367
General & Administration Expenses	640,884	1,097,083	1,153,495	3,076,765

Total Operating Expenses	652,031	1,111,255	1,171,920	3,112,132

Loss From Operations	(717,300)	(1,174,043)	(1,268,107)	(3,772,726)

Other Income (Expense):
Interest Income	45,964	42,639	46,029	124,525
Interest Expense	(3,532)	—	(3,632)	(17,252)
Other Income (Expense)	—	10,274	—	(919)

Total Other (Expense) Income	42,432	52,913	42,397	106,354

Loss Before Provision For (Benefit From) Income Taxes	(674,868)	(1,1,21,130)	(1,225,710)	(3,666,372)
Provision For Income Taxes	—	—	—	15,000

Net Loss	$(674,868)	$(1,121,130)	$(1,225,710)	$(3,681,372)

Basic and Fully-Diluted (Loss) Earnings Per Share	$(0.04)	$(0.06)	$(0.08)	$(0.21)

Basic and Fully-Diluted Weighted-average Shares Outstanding	17,680,916	17,680,916	15,625,015	17,680,916
See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

		Common Stock
			Additional	Common		Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Stockholders’
	of Shares	Value	Capital	Warrants	Deficit	Equity
Balance as of December 31, 2004	17,680,916	$17,682	$8,906,007	$1,278,588	$(3,444,576)	$6,757,701

Stock-Based Compensation	—	—	99,769	—	—	99,769

Net Loss	—	—	—	—	(907,605)	(907,605)

Balance as of March 31, 2005 (Unaudited)	17,680,916	$17,682	$9,005,776	$1,278,588	$(4,352,181)	$5,949,865

Stock-Based Compensation	—	—	99,771	—	—	99,771

Net Loss	—	—	—	—	(1,652,637)	(1,652,637)

Balance as of June 30, 2005 (Unaudited)	17,680,916	$17,682	$9,105,547	$1,278,588	$(6,004,818)	$4,396,999

Currency Translation	—	—	—	—	(13,500)	(13,500)

Stock-Based Compensation	—	—	99,768	—	—	99,768

Net Loss	—	—	—	—	(1,121,130)	(1,121,130)

Balance as of September 30, 2005 (Unaudited)	17,680,916	$17,682	$9,205,315	$1,278,588	$(7,139,448)	$3,362,137

See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30	2004	2005
Cash Flows from Operating Activities:
Net Loss	$(1,225,711)	$(3,681,372)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Depreciation	4,884	6,494
Loss on assets disposed	—	11,384
Currency Translation	—	(13,500)
Stock-Based Compensation	195,825	299,308
Decrease in Accounts Receivable	(9,764)	31,771
(Increase) Decrease in Other Receivables	(8,511)	200
(Increase) in Prepaid Expenses and Other Current Assets	(63,024)	(79,930)
Increase (Decrease) in Accounts Payable	18,863	(82,534)
Increase (Decrease) in Accrued Payroll	33,240	(66,295)
Increase (Decrease) in Accrued Professional Fees	98,282	(210,171)
Increase in Contract Allowance	—	459,678
Increase in Accrued Other	41,074	251,511

Net Cash Used in Operating Activities	(914,842)	(3,073,456)

Cash Flows from Operating Activities:
Acquisition of Property and Equipment	(35,526)	(6,731)

Net Cash Used in Investing Activities	(35,526)	(6,731)

Gross Proceeds from Sale of Common Stock	10,000,000	—
Costs Incurred in Connection with Common Stock Issuance	(1,202,745)	—
Advance to Affiliated Entities	(20,113)	—
Increase in Due to Investors	118,750	—

Net Cash Provided by Financing Activities	8,895,892	—

Net Increase in Cash and Equivalents	7,945,524	(3,080,187)
Cash and Equivalents, Beginning	56,280	6,267,672

Cash and Equivalents, Ending	$8,001,804	$3,187,485

Supplemental Disclosure of Cash Flows Information
Cash Paid During the Year for:
Income Taxes	$1,553	$15,000
Interest	—	—
See notes to consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the nine months ended September 30, 2004 and 2005 of Beijing Med-Pharm Corporation and Subsidiary (together referred to as “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiary, Beijing Med-Pharm Market Calculating Co. Ltd. (“BMP China”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004, included in post-effective amendment number one to the Company’s Registration Statement on Form S-1, as filed on September 6, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options. Common stock equivalents have been excluded from the diluted per share calculations as of September 30, 2005, as the Company has incurred a net loss during the nine months then ended, and their inclusion would have been anti-dilutive.
2. Restatement:
On August 19, 2005, management announced its intention to restate the company’s financial statements as of and for the period ended December 31, 2004, principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 were reduced from $260,000 to $209,000, resulting in an increased loss in the Company’s earnings per share from $0.15 per share to $0.16 per share. The overstatement resulted from the erroneous recording of an advance payment from a distributor as revenue in the first quarter of 2004.
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
4. Segment Information:
The Company operates in one significant business segment. During the nine months ended September 30, 2004 and 2005, 100% of the Company’s revenues were derived from marketing fees.
5. Commitment:
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Under the share transfer and debt restructuring agreement, the Company will acquire Wanhui Group’s 80% equity interest in Wanwei in exchange for the restructuring and repayment of RMB 15,000,000 ($1,807,229 at the time of the advance; $1,8541,141 as of November 1, 2005) of the RMB 37,419,020 ($4,508,315 at the time of the advance; $4,625,342 as of November 1, 2005) total debt owed by Wanwei to Wanhui Group. Wanhui Group has agreed to excuse Wanwei’s remaining debt of RMB 29,419,020 ($3,544,460 at the time of the advance; $3,636,467 as of August 26, 2005). Of the RMB 15,000,000 obligated to be repaid to Wanhui Group in connection with the transaction, the Company will pay RMB 8,000,000 ($963,855 at the time of the advance; $988,875 as of November 1, 2005) and Wanwei has paid the remaining loan balance of RMB 7,000,000 ($843,373 at the time of the advance; $865,266 as of November 1, 2005) to Wanhui Group. Wanwei has also entered into an entrusted loan agreement with China International Trust and Industrial Bank and the Company under which it has obtained a loan of RMB 7,000,000 from the Company. The original term of the entrusted loan agreement was nine months at 5.2% interest per annum, paid quarterly. The entrusted loan agreement has been extended three months while the remaining terms remained unchanged. In the event the transaction does not close, Wanwei is obligated to immediately repay the loan to the Company, and Wanhui Group has guaranteed such repayment obligation. Under the share transfer agreement with Wen Xin, the Company will acquire Wen Xin’s 20% equity interest in Wanwei for a purchase price of $1.00.
In December 2004, the Company advanced RMB 9,400,000 ($1,132,530 at the time of the advance; $1,161,928 as of November 1, 2005) to Wanwei. Of that amount, RMB 7,000,000 represented the Company’s entrusted loan to Wanwei (which amount was provided to Wanwei in respect of Wanwei’s repayment of the RMB 7,000,000 loan balance that Wanwei was obligated to pay to Wanhui Group). The other RMB 2,400,000 to Wanwei constitutes an advance payment against the Company’s remaining RMB 8,000,000 obligation to Wanhui Group.
On October 18, 2005, the Company was notified by the Ministry of Commerce of the People’s Republic of China that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received its business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations.
On November 1, 2005, Wanwei received from the Beijing Municipal Administration for Industry and Commerce a business license to act as a wholly foreign owned entity. The business license is dated October 25, 2005. Under our share transfer and debt restructuring agreement with Wanhui Group, we are required to complete the Wanwei acquisition within 30 business days following the date of the business license. Completion of the Wanwei acquisition remains subject to payment by us of RMB 8,000,000, or $988,875, and certain other routine closing matters.
6. Subsequent Event
On October 19, 2005, the Company completed a private placement of 4,199,981 shares of its common stock to a group of institutional and individual accredited investors, for gross proceeds of $6,300,000. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which have an exercise price equal to $1.875 and the balance of which have an exercise price equal to $2.25.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the post-effective amendment number one to the Company’s Registration Statement on Form S-1, filed on September 6, 2005.
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
On October 19, 2005, the Company completed a private placement of 4,199,981 shares of its common stock to a group of institutional and individual accredited investors, for gross proceeds of $6,300,000. The investors also received five-year warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which have an exercise price equal to $1.875 and the balance of which have an exercise price equal to $2.25.

We have an operating history of approximately eleven years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our current services, which we offer to foreign and domestic pharmaceutical manufacturers in China through BMP China, focus primarily on market development. These services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research; and

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers.
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Upon the completion of the Wanwei acquisition, which is subject, among other things, to approval by the relevant governmental authorities in China of the respective acquisition agreements, we will acquire the necessary pharmaceutical distribution permit and good supply practice certificate (GSP) to enable us to operate as an authorized distributor of pharmaceutical products throughout China. Wanwei’s revenues for the year ended December 31, 2004 were $16,651,813 and Wanwei’s operating expenses incurred and accrued for the same period were $17,022,242. For the nine months ended September 30, 2005, Wanwei’s revenues amounted to $14,460,802 and the operating expenses were $14,574,837. We anticipate that upon completion of the Wanwei acquisition, both our revenues and expenses will grow to levels consistent with Wanwei’s historical revenues and expenses for the same period.
On October 18, 2005, the Company was notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received its business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations.
On November 1, 2005, Wanwei received from the Beijing Municipal Administration for Industry and Commerce a business license to act as a wholly foreign owned entity. The business license is dated October 25, 2005. Under our share transfer and debt restructuring agreement with Wanhui Group, we are required to complete the Wanwei acquisition within 30 business days following the date of the business license. Completion of the Wanwei acquisition remains subject to payment by us of RMB 8,000,000, or $988,875, and certain other routine closing matters.
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
In August 2005, the Company entered into an agreement with Cytokine PharmaSciences, Inc. (Cytokine) to market and distribute Cytokine’s Cervadil ® vaginal insert. The Company has begun marketing the product and expects initial revenues of the product during the first quarter of 2006.
Some of our revenues are generated from fixed cost contracts. Under fixed cost contracts, we perform specific tasks for a fixed price. The percentage of revenue generated from fixed cost contracts for the nine months ended September 30, 2005 and 2004 was 9.6% and 7.7%, respectively.
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
Since our inception, we have generated significant losses. As of September 30, 2005, we had an accumulated deficit of approximately $7.1 million. Our expenses in 2005 related primarily to marketing activities associated with the introduction of the four new products referenced above, the hiring of several key officers and other personnel, and professional fees associated with preparation and filing of the Company’s Registration Statement on Form S-1, as amended, and related matters.
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
Liquidity and Capital Resources
As of September 30, 2005, we had cash and cash equivalents of approximately $3.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
On October 19, 2005, the Company completed a private placement of 4,199,981 shares of its common stock to a group of institutional and individual accredited investors, for gross proceeds of $6,300,000. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which have an exercise price equal to $1.875 and the balance of which have an exercise price equal to $2.25.
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
On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. Under the agreements, the Company will acquire all of the outstanding equity interests of Wanwei. Under the share transfer and debt restructuring agreement, the Company will acquire Wanhui Group’s 80% equity interest in Wanwei in exchange for the restructuring and repayment of RMB 15,000,000 ($1,807,229 at the time of the advance; $1,8541,141 as of November 1, 2005) of the RMB 37,419,020 ($4,508,315 at the time of the advance; $4,625,342 as of November 1, 2005) total debt owed by Wanwei to Wanhui Group. Wanhui Group has agreed to excuse Wanwei’s remaining debt of RMB 29,419,020 ($3,544,460 at the time of the advance; $3,636,467 as of August 26, 2005). Of the RMB 15,000,000 obligated to be repaid to Wanhui Group in connection with the transaction, the Company will pay RMB 8,000,000 ($963,855 at the time of the advance; $988,875 as of November 1, 2005) and Wanwei has paid the remaining loan balance of RMB 7,000,000 ($843,373 at the time of the advance; $865,266 as of November 1, 2005) to Wanhui Group. Wanwei has also entered into an entrusted loan agreement with China International Trust and Industrial Bank and the Company under which it has obtained a loan of RMB 7,000,000 from the Company. The original term of the entrusted loan agreement was nine months at 5.2% interest per annum, paid quarterly. The entrusted loan agreement has been extended three months while the remaining terms remained unchanged. In the event the transaction does not close, Wanwei is obligated to immediately repay the loan to the Company, and Wanhui Group has guaranteed such repayment obligation. Under the share transfer agreement with Wen Xin, the Company will acquire Wen Xin’s 20% equity interest in Wanwei for a purchase price of $1.00.
In December 2004, the Company advanced RMB 9,400,000 ($1,132,530 at the time of the advance; $1,161,928 as of November 1, 2005) to Wanwei. Of that amount, RMB 7,000,000 represented the Company’s entrusted loan to Wanwei (which amount was provided to Wanwei in respect of Wanwei’s repayment of the RMB 7,000,000 loan balance that Wanwei was obligated to pay to Wanhui Group). The other RMB 2,400,000 to Wanwei constitutes an advance payment against the Company’s remaining RMB 8,000,000 obligation to Wanhui Group.
On October 18, 2005, the Company was notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received its business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to consolidate the operations of Wanwei.
On November 1, 2005, Wanwei received from the Beijing Municipal Administration for Industry and Commerce a business license to act as a wholly foreign owned entity. The business license is dated October 25, 2005. Under our share transfer and debt restructuring agreement with Wanhui Group, we are required to complete the Wanwei acquisition within 30 business days following the date of the business license. Completion of the Wanwei acquisition remains subject to payment by us of RMB 8,000,000, or $988,875, and certain other routine closing matters.
To date, we have had negative cash flows from operations.
Net cash used in operating activities was $3,073,000 for the nine months ended September 30, 2005 and prinicipally reflected our net loss of $3,681,000, partially offset by $304,000 in non-cash charges including stock-based compensation expense of $299,000. In addition, we generated $304,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the nine months ended.

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

Contract Allowance
We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We evaluate the adequacy of our contract allowance at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. If our estimate of sales requirements are too high, our contract allowance will likely be understated and we may be compelled to record additional charges in subsequent periods. In this regard, as of September 30, 2005, the Company determined that a $460,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration. This allowance has been recorded in our cost of services for the nine months ended September 30, 2005.
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
Results from Operations
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
Net Revenue:
Net revenue was $23,000 for the three months ended September 30, 2005, as compared to $36,000 for the three months ended September 30, 2004. The reduction in revenue is the result of $11,000 registration revenue during the three months ended September 30, 2004 versus $0 for the three months ended September 30, 2005.
Cost of Services:
Cost of services was $86,000 during the three months ended September 30, 2005, as compared to $101,000 during the three months ended September 30, 2004. This decrease is primarily attributable a $10,000 reduction of expenses related to clinical promotion of our products. Our other cost of services components are direct expenses that consist primarily of expenses associated with clinical and regulatory services, market promotion and patient education, as well as sales personnel salaries and benefits. We anticipate that our cost of services will increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.
Sales and Marketing:
Sales and marketing expenses were relatively unchanged with a small $3,000 increase for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
General and Administrative Expenses:
General and administrative expenses were $1,097,000 during the three months ended September 30, 2005, as compared to $641,000 during the three months ended September 30, 2004. Our general and administrative expenses increased significantly in 2005 primarily as a result of establishing our U.S. corporate headquarters and fees related to the Registration Statement on Form S-1 and certain amendments and supplements thereto, as amended. Fees for corporate insurance and professional services, including legal, accounting and consulting fees increased by $205,000 over 2004. Our hiring in 2004 and 2005 of several key officers and other personnel, including the chief financial officer, vice president sales and marketing and the corporate controller increased general and administrative compensation by $150,000. Increased travel and entertainment resulted in a $30,000 increase for 2005 over 2004. We expect to continue to increase our general and administrative expenses as we continue to grow both internally and through any strategic acquisitions of products or distributors.
Interest Income:
Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors in the amount of $8,800,000, net of issuance costs. We received interest income of $43,000 during the three months ended September 30, 2005 and $46,000 in the same period of 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months ended September 30, 2004
Net Revenue:
Net revenue was relatively unchanged with a small $9,000 decrease for the nine months ended September 30, 2005, as compared the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we recognized $112,000 revenue on four products for which we provide promotional services as well as $12,000 from registration services. For the nine months ended September 30, 2004, we recognized $55,000 for Glurenorm, $66,000 for our four current products as well as $12,000 from registration services.
Cost of Services:
Cost of Services was $784,000 during the nine months ended September 30, 2005 as compared with $229,000 during the nine months ended September 30, 2004. This increase is primarily attributable to a contract allowance of $460,000 we recorded during 2005 with respect to products that we believe may not be sold prior to their expiration. Salaries and commissions for sales staff have increased by $83,000 for the nine months ended September 30, 2005 as a result of increased sales staff and managers hired in 2004 and 2005. We anticipate that our cost of services will continue to increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.
Sales and Marketing Expenses:
Sales and marketing expenses were $35,000 for the nine months ended September 30, 2005 as compared with $18,000 for the nine months ended September 30, 2004. The increase was the result of increased market research and new product development activities occurring during 2005.
General and Administrative Expenses:
General and administrative expenses were $3,077 ,000 during the nine months ended September 30, 2005 as compared to $1,153,000 during the nine months ended September 30, 2004. Our general and administrative compensation expenses, increased by $439,000 for the nine months ended September 30, 2005 primarily because of our hiring in 2004 and 2005 of several key officers and other personnel, include the Chief Financial Officer, Vice President Sales and Marketing and the corporate controller. We commenced paying our board members during the second half of 2004 and board member compensation and related expenses increased $100,000 for the nine months ended September 30, 2005. In connection with the year end audit, and the preparation and filing of our Registration Statement on Form S-1, as amended, professional fees increased $799,000 in 2005. In addition, general and administrative expenses includes stock-based compensation to directors in the amount of $299,000 for the nine months ended September 30, 2005 as compared to $196,000 for the same period in 2004. We expect to continue to increase our general and administrative expenses as we continue to grow both internally and through any strategic acquisitions of products or distributors.

Interest Income:
Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors in the amount of $8,800,000, net of issuance costs, of which $3.2 million in cash and cash equivalents remained as of September 30, 2005. We received interest income, net of interest expense of $107,000 during the nine months ended September 30, 2005 and $42,000 in 2004.
Off-Balance Sheet Arrangements
We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate we are financially responsible for products that have been ordered by Xiamen at our request. We do not record inventory products ordered by Xiamen or the full amount due to Xiamen should the inventory on hand remain unsold. We have established a Contract Allowance that is evaluated at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. As of September 30, 2005, the Company determined that a $460,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.

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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 123 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial statements.
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
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial statements.

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
We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2005, we had an accumulated deficit of $7.1 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures following the completion of the Wanwei acquisition, including operating expenses relating to attracting and retaining a larger employee workforce and capital expenditures associated with integrating the Wanwei business into our existing operations. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. The total cost of internal growth may require up to $7.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term, which may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates and our experience to date with Wanwei. While we are currently evaluating acquisition opportunities, we have not entered into a letter of intent or reached a similar stage with respect to any potential acquisition. We expect to expend additional funds to maintain our status as a reporting company under Exchange Act and to periodically update the information in our Registration Statement on Form S-1, as amended. Our future capital requirements will depend on many factors, such as the risk factors described in this section, and including our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on the closing of the Wanwei acquisition and to execute our business and strategic plans as currently conceived.
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

On October 18, 2005, the Company was notified by the Ministry of Commerce of the People’s Republic of China that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received its business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations.
On November 1, 2005, Wanwei received from the Beijing Municipal Administration for Industry and Commerce a business license to act as a wholly foreign owned entity. The business license is dated October 25, 2005. Under our share transfer and debt restructuring agreement with Wanhui Group, we are required to complete the Wanwei acquisition within 30 business days following the date of the business license. Completion of the Wanwei acquisition remains subject to payment by us of RMB 8,000,000, or $988,875, and certain other routine closing matters. Despite the fact that the acquisition remains subject to a closing, as a result of the receipt of the business license, we now own Wanwei, as of October 25, 2005, and will consolidate Wanwei into our financial results. In the event we are unable to close the acquisition within this 30 business day period, Wanhui will have the right to terminate the share transfer and debt restructuring agreement and may have recourse against us, which may include, among other things, the right to seek that the ownership of Wanwei be returned to Wanhui.
Our inability to acquire, or delays in acquiring, Wanwei would also adversely impact our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
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
We have experienced, and are continuing to experience, longer than expected periods of product introduction and delays in marketing certain products in our product portfolio. For example, production of Shuganyiyang was delayed for nine months, until May 2004, because the owner of Shuganyiyang moved the manufacturing of this product from Gansu to Shanghai and the new local manufacturer of this product did not receive the necessary production license to manufacture Shuganyiyang in Shanghai until the third quarter of 2003. This delay was the result of a corresponding delay in obtaining approval from the State Food and Drug Administration in China (“SFDA”) of the new drug certificate that serves as the basis for obtaining the necessary production license. The delay in obtaining approval of the new drug certificate was the result of the implementation by the SFDA of more stringent criteria for evaluating applications for new drug certificates, including, among other things, with respect to quality control and fill finish procedures for capsule manufacturing. In addition, supply interruptions from the manufacturer of Fem 7 had a significant negative impact on our revenues from sales of Fem 7 during 2004 through March 2005. These interruptions were caused by a delay in production relating to China-specific product packaging. In April 2005, the distributor of Fem 7 received supplies of Fem 7 from the manufacturer and can now provide them to our customers. Our revenues are dependent on the ability of the manufacturers and distributors with which we associate to supply and distribute product to our customers.
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
We anticipate that our September 30, 2005 balance of approximately $3.2 million in cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on the closing of the Wanwei acquisition and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
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

These deficiencies involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal control over financial reporting that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The internal control deficiencies that were identified in 2001, 2002 and 2003 were not found to be present in the year ended December 31, 2004, as our management took corrective actions to remedy the cut-off issues that existed in previous years for both revenues and expenses. However, as noted below, we identified a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements as of and for the nine months ended September 30, 2005. We are not yet required to have an audit of our internal control over financial reporting. Such an audit might uncover other deficiencies not noted as part of the current audit. We have retained independent consultants to help us identify and rectify any deficiencies in our internal controls.
During the audit of Wanwei, our auditors identified timing problems concerning the proper recording of expenses. It is our expectation that we will take corrective action once the Wanwei acquisition is finalized. The timing problems resulted in an adjustment to our financial statements, prior to their completion, that increased Wanwei’s loss in 2004 by approximately $290,000.
On August 19, 2005, we announced our intention to restate our financial statements as of and for the period ended December 31, 2004, principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 have been reduced from $260,000 to $209,000, resulting in an increased loss in the Company’s earnings per share from $0.15 per share to $0.16 per share. The overstatement resulted from a material weakness in our internal control over financial reporting that resulted in the erroneous recording of an advance payment from a distributor as revenue in the first quarter of 2004.
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
We are a holding company with no significant assets other than our equity interest in BMP China and the equity interest we would acquire upon completion of the Wanwei acquisition. We will rely on dividends, loans and other payments to us by BMP China, Wanwei and any other future acquired entities in China. As of September 30, 2005, we had an accumulated deficit of $7.1 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we will not be able to pay dividends or service any debt that we may incur. At September 30, 2005, Wanwei had an accumulated deficit of $5.0 million. In addition, if BMP China or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
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
Some of our contracts are fixed price contracts. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, our gross margins would be reduced. In addition, if we experience significant cost overruns on a contract, we could incur a loss on the contract. Either situation would harm our operating results. The percentage of revenue generated from fixed rate contracts was 9.6% for the nine months ended September 30, 2005 and 7.7% for the nine months ended September 30, 2004.
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
Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, BMP China is required to establish a reserve fund and a staff and workers’ bonus and welfare fund, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s registered capital, which, as of September 30, 2005, was $1.56 million.
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
From December 2002 to September 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as SARS. In July 2003, the World Health Organization declared that SARS had been contained. However, in recent months, a few new cases of SARS have been reported in Asia. An outbreak of SARS in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of SARS or any other epidemic may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.
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
Wanwei has previously obtained a GSP certificate and a pharmaceutical distribution permit. Wanwei’s GSP certificate will expire on April 3, 2008 and its pharmaceutical distribution permit will expire on February 2, 2010. Although we do not believe that Wanwei will be unable to obtain renewals of its GSP certificate and pharmaceutical distribution permit in the future, its ability to do so is primarily outside of its or our control. Any failure by Wanwei to obtain renewals of its GSP certificate or pharmaceutical distribution permit may have a material adverse effect on its operations by restricting its ability to carry out its pharmaceutical distribution business, among other things.
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
Our common stock is currently quoted on the Pink Sheets, which is a limited and illiquid market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 17,680,916 shares of common stock outstanding as of September 30, 2005. Approximately 7,807,509 million of these shares are held by Abacus, who may be deemed to be our affiliate and would be subject to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Substantially all of the balance of shares of our common stock are either freely tradable or are eligible for sale under a registration statement on Form S-1 that we have filed with the Securities and Exchange Commission or are eligible for sale under Rule 144, subject in the case of Rule 144, to volume limitations and the other provisions of Rule 144. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.
As of September 30, 2005, Abacus beneficially owned or controlled approximately 44.82% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. For example, the high and low prices for our common stock as reported on the Pink Sheets during the period from October 1,, 2004 through September 30, 2005 have been $3.15 and $1.26, respectively. The average daily volume of our common stock over the period from September 1, 2005 through September 30, 2005 has been 14,843 shares. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiary, BMP China, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that its currency, the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. For additional information, see “Certain Risks Related to Our Business – Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations”.
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
(b) Changes in Internal Control Over Financial Reporting
We have determined to institute changes in our internal control over financial reporting to remediate a material weakness relating to revenue recognition identified in connection with the preparation of the financial statements for our quarterly report for the quarterly period ended June 30, 2005. We have determined that a material weakness existed in our internal control over financial reporting relating to revenue recognition in connection with a transaction in China. Specifically, we recorded a $51,000 advance payment from a distributor as revenue where, in fact, commission revenue in respect of the advance payment was not earned.
We corrected the error by restating our financial statements as of and for the period ended December 31, 2004 and by filing with the Securities and Exchange Commission a post-effective amendment to our Registration Statement on Form S-1 that included the restated financial statements. The financial statements reflected in this report reflect adjustments resulting from the restatement.
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

PART II – OTHER INFORMATION
ITEM 5. Other Information
On November 1, 2005, Wanwei received from the Beijing Municipal Administration for Industry and Commerce a business license to act as a wholly foreign owned entity. The business license is dated October 25, 2005. Under our share transfer and debt restructuring agreement with Wanhui Group, we are required to complete the Wanwei acquisition within 30 business days following the date of the business license. Completion of the Wanwei acquisition remains subject to payment by us of RMB 8,000,000, or $988,875, and certain other routine closing matters. We expect to complete the Wanwei acquisition within this 30 business day period. Despite the fact that the acquisition remains subject to a closing, as a result of the receipt of the business license, we now own Wanwei, as of October 25, 2005, and will consolidate Wanwei into our financial results. In the event we are unable to close the acquisition within this 30 business day period, Wanhui will have the right to terminate the share transfer and debt restructuring agreement and may have recourse against us, which may include, among other things, the right to seek that the ownership of Wanwei be returned to Wanhui.

ITEM 6. Exhibits
     (a) Exhibits:
4.1	Form of Subscription Agreement, dated October 19, 2005, between Beijing Med-Pharm Corporation and each of the signatories thereto (incorporated by reference to Exhibit 4.1 to Beijing Med-Pharm Corporation’s Current Report on Form 8-K filed on October 20, 2005).

4.2	Form of Warrant, dated October 19, 2005, between Beijing Med-Pharm Corporation and each of the signatories thereto (incorporated by reference to Exhibit 4.2 to Beijing Med-Pharm Corporation’s Current Report on Form 8-K filed on October 20, 2005).

10.1	Exclusive Patent and Know How Licence Agreement, dated October 26, 2005, among Beijing Med-Pharm Corporation, Psioncology Pte. Ltd., and Psimedica Ltd.

10.2	Agreement, dated July 19, 2005, between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005.

31.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation

Date: November 14, 2005	DAVID GAO
David Gao
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	FRED M. POWELL

Fred M. Powell
Chief Financial Officer
(Principal Financial and Accounting Officer)