Form 10-K
period 2005-12-31
BEIJING MED PHARM CORP
filed 2006-03-31
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transistion Period From              TO

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes      No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Rule S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer      Accelerated Filer     Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      No

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 30, 2005 (based on the last reported sale price on The Pink Sheets as of such date) was $18,550,473 assuming all officers, directors and persons deemed to be the beneficial owner of 10% or more of our capital stock (in accordance with the rules of the Securities and Exchange Commission) are affiliates. As of March 1, 2006 there were 21,880,897 shares of the registrant’s Common Stock outstanding.

Back to Contents

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Back to Contents

     BEIJING MED-PHARM CORPORATION

Back to Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our business strategy, including the expansion of our business through strategic acquisitions or joint ventures;

•	our distribution arrangement with Cytokine and our potential acquisition of a majority interest in Shanghai Rongheng Pharmaceutical Company Limited;

•	our ability to compete successfully against new and existing competitors, to leverage our marketing capabilities with our distribution capabilities or to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets;

•	our ability to renew any GSP certificate or any pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate or permit;

•	our future financial and operating results;

•	the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies;

•	our ability to fund our current level of operations through our cash and cash equivalents;

•	our cash and cash equivalents investments;

•	our anticipated use of cash resources;

•	projections and trends relating to cost of services;

•	our capital requirements and the possible impact on us if we are unable to satisfy these requirements;

•	our ability to attract or retain key personnel;

•	our ability to expand our product offerings;

•	the projected level of our contributions to China’s social insurance funds; and

•	statements under the caption “Risk Factors” and other statements regarding matters not of historical fact.

Back to Contents

     The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this prospectus, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors affect our ability to achieve our objectives, including:

•	delays in entering into, or our inability to enter into definitive documents to acquire a majority interest in Shanghai Rongheng;

•	difficulties in expanding our business through strategic acquisitions or joint ventures;

•	delays in product introduction and marketing or interruptions in supply;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities with our distribution capabilities;

•	adverse economic, political or social conditions in China;

•	our inability to renew our GSP certificate or our pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate and permit;

•	our inability to manage our growth effectively;

•	our inability to attract and retain key personnel;

•	our inability to effectively market our services or obtain and maintain arrangements with manufacturers; and

•	a slowdown in the Chinese economy.

     In addition, you should refer to the “Risk Factors” section of this prospectus for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

Back to Contents

     PART I

ITEM 1.     BUSINESS

Overview

     Beijing Med-Pharm Corporation, a Delaware Corporation, is a pharmaceutical marketing and distribution company based in China. Our services, which we offer through Beijing Med-Pharm Market Calculating Co. Ltd., or BMP China, and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution services. These services include:

•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers; and

•	pharmaceutical distribution.

     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary.

     On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000, or $290,328 as of that date and, on December 6, 2005, we paid Wanhui Group RMB 101,030, or $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that Wanwei’s actual tax liability is lower that our estimate, we have agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than our estimate, Wanhui Group has agreed to return the difference to us. At December 31, 2005 we have accrued $664,643 for the estimated liability. It is expected that the actual tax liability will be determined by the end of the second quarter of 2006.

     Wanwei is headquartered in Beijing, China. Through Wanwei, we have distribution relationships with over 50 distributors located throughout China and access to most major hospitals in Beijing. We distribute over 900 products to more than 300 customers from our warehouse, which also is located in Beijing.

Back to Contents

   BMP China is headquartered in Beijing, China. Our sales staff in China is located primarily in the following areas:

•	Beijing	•	Nanchang	•	Tianjin
•	Guangxi	•	Chengdu	•	Shangdon
•	Shanghai	•	Nanjing	•	Xiamen
•	Guangzhou	•	Chongqing	•	Changsha
•	Kunming	•	Hangzhou	•	Wuhan

     On August 31, 2005, we entered into a non-binding letter of intent with Orient International and Shanghai CAS to purchase a majority interest in Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng. Orient International and Shanghai CAS currently own approximately 90% of the equity interests in Rongheng. Rongheng is a pharmaceutical distribution enterprise with operations in Shanghai, China, a municipality of more than 17 million permanent residents. Rongheng was established in 1999 and distributes to over 250 hospitals in Shanghai, which hospitals comprise substantially all of the tier one hospitals in Shanghai. The parties are in the process of preparing definitive documents relating to the proposed acquisition, however, no assurance can be provided that the parties will be able to agree on definitive documents for the proposed acquisition or that the proposed acquisition will be completed.

Our Opportunity

     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our existing market development services with market fulfillment services. We believe that our acquisition of Wanwei was an important step in the implementation of this solution.

     We believe that our acquisition of Wanwei will enable us to differentiate ourselves from many of our competitors in China’s highly fragmented pharmaceutical distribution market by combining the marketing services that we offer with distribution of pharmaceutical products to hospitals and other authorized healthcare providers. Our opportunity to establish a strong presence in China’s pharmaceutical distribution market is largely due to the highly fragmented nature of this market. China’s pharmaceutical distribution market is in an early developmental stage. China acceded to the World Trade Organization on December 11, 2001. The distribution infrastructure in China is fragmented and undercapitalized. According to the Certification Committee for Drugs, or CCD, China’s pharmaceutical market had approximately 7,800 distributors in August 2004, down from the approximately 16,000 distributors we believe existed in China’s pharmaceutical market in 2002. We believe many of these distributors are small and unprofitable.

     In recent years, the Chinese government has increased its efforts to remove layers from this system, through a more stringent distributor certification process. As part of these efforts, all pharmaceutical wholesale and retail distribution enterprises were required to obtain Good Supply Practices, or GSP certification. Failure to obtain GSP certification could result in revocation of the non-compliant company’s pharmaceutical distribution qualifications, and we believe the enforcement of this requirement will reduce the number of pharmaceutical distributors in China.

Our Strategy and Solution

     Our goal is to become a premier distribution chain solution provider for foreign and domestic pharmaceutical companies in China. The key elements of our strategy and solution include the following:

     Expanded distribution chain services.   We believe that we are well-positioned to expand our existing client base and introduce new products through the distribution channels we acquired in our acquisition of Wanwei. As a result of our acquisition of Wanwei, we are able to offer clients an enhanced range of services, including drug importation, drug registration, marketing to the prescribing doctor and distribution to hospitals and other authorized healthcare providers. We also plan to broaden our distribution and other capabilities through a combination of internal growth and other strategic acquisitions or joint ventures. We believe that our established track record of registering and marketing western pharmaceuticals and traditional Chinese medicines will enable us to implement this expansion strategy. Our initial focus is to create exclusive distributor relationships for ethical (prescription) western drugs, western medical devices and, to a lesser extent, for high growth traditional Chinese medicines.

Back to Contents

     Exclusive market development and market fulfillment relationships.   We plan to pursue exclusive market development and market fulfillment relationships with manufacturers of ethical western drugs and western medical devices wishing to access the Chinese market. Our goal is to use our marketing arm to create demand for products that we will offer exclusively through our distribution arm on a national basis in China. We believe this will present new business opportunities in China’s otherwise fragmented pharmaceutical distribution market. Prior to our acquisition of Wanwei, we only had the capability to provide marketing services on behalf of our clients, for which we received commissions. With our acquisition of Wanwei complete, we have the ability to resell imported and domestically manufactured products throughout China and thereby collect the entire revenue stream from these products. We intend to continue offering marketing services, which we believe will differentiate us from many distributors. We intend to incorporate any additional distribution companies that we may acquire in the future that provide market fulfillment services with the market development services we currently offer.

     Growth potential.   We believe that we are well-positioned to expand our client base and introduce additional products through the distribution channels we acquired as part of our acquisition of Wanwei and may acquire in any future acquisitions. We intend to leverage our existing marketing arm by layering new products into the current sales force. Our sales strategy includes internal growth and growth through strategic acquisitions in the distribution market, specifically in major urban markets in China. We believe this consolidation strategy presents an opportunity to achieve significant gains in efficiency.

     Experienced management team and Exchange Act reporting.   We expect to benefit from having a management team experienced in understanding the concerns of foreign pharmaceutical companies. Our President and Chief Executive Officer, David Gao, has experience in a wide range of management areas, including organizational structure, operational efficiencies and personnel. Mr. Gao was previously General Manager of the Integrated Electronics System division of Motorola Asia Pacific and sat on the Supervisory Boards of Motorola for China and East Asia. Certain members of our executive team have a strong background in pharmaceutical sales at various foreign and state-owned pharmaceutical companies, including a history of increasing sales. We also believe that, as an Exchange Act reporting company, our customers and potential customers have access to significantly more information about us as compared to our competitors that are privately-held. We believe that this transparency of information about us will provide us with a competitive advantage as we continue to conduct business in China.

     As a result of the completion of our acquisition of Wanwei, we now offer drug distribution services and plan to expand our drug marketing, clinical and regulatory services.

     Drug Distribution.   Through Wanwei, we acquired GSP certification to operate as a pharmaceutical distributor throughout China, as well as the fixed assets to provide an expanded logistics base. We believe that GSP certification will enable us to capture revenue from the distribution of pharmaceutical products and should enable us to significantly expand the number of products that we can offer through our existing marketing channels.

     Drug Marketing.   Our sales and marketing sales staff, which consisted of 69 people at December 31, 2005, provides a marketing presence in major urban areas. Our staff are experienced in all aspects of drug promotion and possess a strong knowledge of the domestic pharmaceutical environment. We believe that our staff is capable of expanding our product offerings through the use of targeted marketing and the organization of national seminars and conferences.

     Clinical and Regulatory Services.   We will seek to expand our current ability to assist with pre-market-entry analysis and the registration of new drugs in the Chinese market to position ourselves, with the addition of further financial and human resources, to provide a distribution chain solution to foreign companies, including product testing for claims and proof of ingredients, clinical research trials, medical publication and submission and clinical consulting.

Back to Contents

Product Marketing

     We provide comprehensive marketing services to manufacturers and distributors who wish to stimulate market demand with respect to their products. These services primarily fall into two areas:

     Physician-Oriented Marketing.   Physician-oriented marketing consists primarily of in-person visits by drug company representatives, advertising in journals and conducting continuing medical education events. Pharmaceutical industry-sponsored programs play an important role in informing and updating physicians on drug developments. These include medical symposia, hospital grand rounds, visits to clinical faculty, round-table discussions, journal articles and special supplements, single-issue publications, scientific exhibits, slide and audio tape presentations, press kits, conferences, video news releases and other methods of disseminating information about products. We also specialize in the compilation of literature and the organization of national seminars and conferences to effectively market specific drugs to doctors and hospital executives in China.

     In addition, we employ medical representatives who promote clients’ drugs by providing in-person visits to hospitals and local doctors, a useful service to foreign pharmaceutical manufacturers who may not have, or may not wish to have, the necessary infrastructure to ensure that local prescribers have the required understanding of new or highly specific pharmaceutical products.

     We also provide clients with introductions to leading healthcare providers in China, which enables clients to further demonstrate the efficacy of their products through direct service arrangements with the health care providers.

     Government Promotion.   China’s central government has authorized a substantial number of pharmaceutical companies to receive reimbursement from state-controlled insurance companies. Drugs for which reimbursement is available are listed in a catalogue, which we refer to as the “Insurance Catalogue.” Provincial and municipal governments are allowed a 10% “local readjustment” to alter the national reimbursement list. As a result, pharmaceutical companies strive to have widely used drugs remain on this list, as it enhances a drug’s chances of being prescribed.

     Many foreign pharmaceutical companies enter into joint ventures with local manufacturing partners, facilitating their involvement in the regulatory approval process and increasing prospects for obtaining greater market share. We believe that, through our numerous contacts with local pharmaceutical manufacturers, we may be able to provide significant value to foreign manufacturers looking to benefit from a formal association with a domestic partner. In addition, we also lobby provincial government agencies on behalf of foreign clients to keep particular drugs in the Insurance Catalogue.

Clinical and Regulatory Services

     We offer the following two categories of clinical services:

     Pre-Market Entry Analysis.   We provide foreign and domestic pharmaceutical companies with a comprehensive analysis service relating to the introduction of pharmaceutical products into the Chinese market. These studies offer a market assessment for a potential entrant, with a “go” or “don’t go” recommendation to the client. We assess the risks and benefits of introducing specific drugs or drug groupings, potential end-user demand profiles and any constraints imposed by the regulatory environment. Regulatory controls, distribution channels, competition, advertising and promotion and ongoing trade practices are standard features of these studies.

Back to Contents

     Product Registration.   We provide clients with services relating to the registration of drugs for use within China. These services include:

•	evaluation prior to application to SFDA;

•	full document preparation;

•	quality control analysis; and

•	obtaining an import drug license.

     We charge our clients a non-commission fee for this service. The size of the fee depends on the class of the particular drug and the duration of the registration process.

     We have more than six years of experience in providing clinical and regulatory services and have provided such services to pharmaceutical manufacturers from the United States, United Kingdom, India, Germany and Switzerland, among others. We have registered drugs and compounds for various foreign manufacturers, including Biomet Merck, Haw Par Healthcare, Ltd., and Galerma S.A.

Customers and Partners

     Our customers generally fall into the following three categories:

•	Large Foreign Pharmaceutical Manufacturers. Although these companies have global marketing and sales capabilities, we believe that they are usually only able to effectively market a limited number of their products in a market such as China. Other products must therefore be marketed by way of a co-operative agreement with a local agent.

•	Smaller Foreign Pharmaceutical Manufacturers. These companies generally have limited internal marketing ability and will therefore depend solely on agreements with local marketing partners to promote their products in foreign markets.

•	Domestic Pharmaceutical Companies. These companies also have limited marketing capabilities and therefore outsource this function to local agents.

     Listed below are the clients who represented approximately 10% or more of our revenues in each of 2004 and 2005:

	Percentage of Total Revenues

Name of Client	2004	2005

Wanhui Shuanghe	19%	0%
Biomet Merck	62%	72%
Zhonghuo High Tech Corp.	12%	16%
MCM Klosterfrau GmbH	0%	17%

     While Wanhui Shuanghe historically accounted for a significant amount of our business, our agreements with Wanhui Shuanghe have terminated and our revenue has declined as a result.

Our Product Portfolio

     We provide marketing and promotional services with respect to Septopal 30, Septocoll E, Fem 7, Shuganyiyang and Propess. Our current arrangements with the producers of these drugs generally fall into one of three categories:

•	The producer of the drug appoints us as the exclusive agent for the marketing of the product and appoints a third party as agent for the distribution of the product;

Back to Contents

•	The producer of the drug appoints us as the exclusive agent for the marketing and distribution of the product and we subcontract the distribution of the product to a third party; or

•	The producer of the drug appoints us and another party as the co-exclusive agents for the marketing and distribution of the product and we enter into a cooperation agreement with the other party under which we are responsible for marketing the product and the other party is responsible for distribution of the product.

     We charge our clients a fixed contractual fee with respect to the pre-market entry analysis, clinical trial management, product registration and market research services that we offer, and a commission with respect to the pharmaceutical marketing to physicians, hospitals and other healthcare providers. We anticipate that, as a result of our acquisition of Wanwei, our distribution arrangements will change and we will provide these services through Wanwei in the future.

     The manufacturer of Septopal 30 and Septocoll E appointed us as its exclusive marketing and promotion agent with respect to these products, and appointed Xiamen International Economic & Trade Co., Ltd., or Xiamen, a Chinese pharmaceutical distribution company, as distribution agent. The manufacturers of Fem 7 and Propess appointed us as their exclusive agent for the marketing, promotion and distribution of Fem 7 and Propess. The owner of Shuganyiyang appointed us and Xiamen as exclusive co-agents for the marketing, promotion and distribution of Shuganyiyang. With respect to Fem 7 and Shuganyiyang, we have separate cooperation agreements with Xiamen under which we will be responsible for the marketing and promotion of Shuganyiyang in China and Xiamen will be responsible for the distribution of Shuganyiyang. We expect to distribute Propess through the distribution channels we acquired through our acquisition of Wanwei. We are paid a commission for our marketing and promotional services based on the quantity of each product that is ultimately sold by the distributor.

Septopal 30

     Septopal 30 is a local antibiotic used for the prevention of infections in surgical procedures. The manufacturer of Septopal 30 is Biomet Merck. We began providing marketing and promotional services for Septopal 30 in December 2002. We have an agreement with Biomet Merck that entitles us to serve as the exclusive provider of these services with respect to Septopal 30. The term of this agreement expires on December 31, 2006, unless renewed in writing by the parties. Biomet Merck has the right to terminate the agreement or render the agreement non-exclusive and contract with parties other than us for these services if the distributor of Septopal 30 fails to meet certain sales requirements specified in the agreement. Biomet Merck also may terminate the agreement if the distributor of Septopal 30 becomes bankrupt or insolvent or undergoes a material organizational change such as a reorganization, merger or sale of all or substantially all of its assets. Biomet Merck has advised us that they will discontinue production until 2007. Therefore, it is our intention to stop marketing the product once the available inventory is sold out.

Septocoll E

     Septocoll E is a locally applied medical device used in orthopedics, trauma and cerebral surgery to stop bleeding and prevent infections of surgical wounds. The manufacturer of Septocoll E is Biomet Merck. We began providing marketing and promotional services for Septocoll E in September 2004. Septocoll E and Septopal 30 are manufactured by the same company. We provide these services with respect to certain Septocoll E products, on an exclusive basis, under the same agreement that covers the marketing and promotional services we provide with respect to Septopal 30. Biomet Merck has advised us that they will discontinue production until 2007. Therefore, it is our intention to stop marketing the product once the available inventory is sold out.

Back to Contents

Propess

     Propess is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. The manufacturer of Propess is Cytokine PharmaScienics, Inc. We entered into an agreement with Cytokine in August 2005, under which we have the exclusive right to market, promote and distribute Propess in China. We have begun providing services with respect to Propess and expect initial revenues with respect to this product during the first quarter of 2006. The term of this agreement is five years, subject to earlier termination, among other tings, by Cytokine in the event that we do not meet certain minimum annual purchase requirements set forth in the agreement during any two consecutive years. The agreement will automatically renew for two-year terms unless earlier terminated as described above or unless either party gives notice of termination at least six months prior to the beginning of the particular renewal period.

Fem 7

     Fem 7 is a hormone replacement therapy. The manufacturer of Fem 7 is Merck Pharmaceuticals Ltd., or Merck Pharma. Under an agreement with Merck Pharma, we have the exclusive right to market, promote and distribute Fem 7. We began providing these services for Fem 7 in February 2004. The term of our agreement with Merck Pharma expires on February 10, 2007. Merck Pharma has the right to terminate the agreement or contract with parties other than us for these services if we fail to meet certain sales requirements specified in the agreement. Merck Pharma also may terminate the agreement if we become bankrupt or insolvent. This agreement may be renewed by the mutual consent of both parties. We have a right of first refusal for renewal of the agreement if certain minimum sales targets specified in the agreement have been met during the three-year term of the agreement.

Shuganyiyang

     Shuganyiyang is a treatment for premature ejaculation and erectile dysfunction. The owner of Shuganyiyang is Beijing Zhongxi Andriatry Pharmaceutical Co. Ltd., or Zhongxi. Under an exclusive agent agreement with Zhongxi, we and Xiamen have the exclusive right to market, promote and distribute Shuganyiyang. We began providing these services for Shuganyiyang in June 2004. The term of the exclusive agent agreement expires on September 29, 2008 and will automatically renew for a period of one year unless one of the parties to the agreement provides written notice of termination to the other parties prior to the termination of the agreement. If we fail to meet certain sales requirements specified in the exclusive agent agreement, Zhongxi has the right to render this agreement non-exclusive and contract with parties other than Xiamen and us for these services.

Competition

     While the Chinese pharmaceutical distribution market currently is highly fragmented, it is also highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We are aware of a limited number of competitors, all of which are privately-held, who currently directly provide a suite of services comparable to the distribution chain solution that we will provide as a result of the completion of our acquisition of Wanwei. These competitors include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd. We are not aware of any foreign-owned company that offers a more comprehensive distribution chain solution in China. However, significant competition exists on an individual basis with respect to the marketing and promotion and distribution services that we provide. These competitors include national and regional pharmaceutical promotion companies and small companies. We also anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market. Our most significant competitors in the marketing and promotional services sector include Zuellig Pharma Pharmaceutical Service Co., Ltd. and Shenzhen Zhanhong Pharmaceutical Co., Ltd. Our most significant competitors in the distribution services sector in the Beijing area are Beijing Medical Group, Beijing Fengkecheng Medical Ltd., National Pharmaceuticals Group, Beijing Shuanghe, Beijing Jinxiang Fuxing, Beijing Keyuan Xinhai, and Beijing Tongrentang. Our most significant competitors in the distribution services sector on a national basis include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd., among others.

Back to Contents

     We expect to compete on, among other things, our ability to offer a suite of both market development services and market fulfillment services, our established track record of registering and marketing western pharmaceuticals and traditional Chinese medicines, our sales and growth strategies, the effectiveness of our experienced management team and our belief that we will be more transparent to potential customers than certain rival privately-held distributors due to our financial reporting requirements in the United States.

     Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify and secure marketing and distribution arrangements on acceptable terms and to increase our business in connection with our expansion strategy, either through internal growth or strategic acquisitions.

     Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors have greater name recognition and a larger customer base than us. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

     A number of pharmaceutical distributors that will be our competitors as a result of the completion of our acquisition of Wanwei have established good relationships with medical organizations in Beijing in past years, such as Beijing Pharmaceutical Co. Ltd., or BPC, which, based upon information provided on its website, has a large network that covers all the hospitals in Beijing, which represents one of the largest markets in China. A number of well-known foreign pharmaceutical manufacturers have been clients of BPC. BPC represents a number of products in the Chinese market for such manufacturers, as well as other manufacturers in Beijing.

Wanwei Acquisition and Business

Background

     Wanwei was incorporated in January 1999. At the time Wanwei was incorporated, Material Supply Co. of Beijing Municipal Pharmaceutical Group Corporation, or MSC, held an 80% equity interest in Wanwei and Beijing Wei’erkang Pharmaceutical Information Consultation Co., Ltd., or Wei’erkang, held a 20% equity interest in Wanwei.

     In August 2000, MSC transferred all of its equity interests in Wanwei to Wanhui Group. On December 14, 2004, Wei’erkang transferred all of its equity interests in Wanwei to Wen Xin. Wanhui Group and Wen Xin subsequently agreed to transfer their equity interests in Wanwei to us upon the completion of our acquisition of Wanwei. Wanwei’s term of business set forth in its current business license is 20 years from the date it received its business license, or January 1999 through January 2019.

     On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by China’s Ministry of Commerce that our acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000, or $290,328 as of that date and, on December 6, 2005, we paid Wanhui Group RMB 101,030, or $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that Wanwei’s actual tax liability is lower that our estimate, we have agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than our estimate, Wanhui Group has agreed to return the difference to us. At December 31, 2005 we have accrued $664,643 for the estimated liability. It is expected that the actual tax liability will be determined by the end of the second quarter of 2006.

Back to Contents

     We have acquired the necessary pharmaceutical distribution permit and GSP certificate to enable us to operate as an authorized distributor of pharmaceutical products in China.

Wanwei Business

     The major business activity of Wanwei is pharmaceutical product distribution, which includes the distribution of:

•	western medicines;

•	traditional Chinese medicines;

•	bio-chemical medicines; and

•	medical applications.

Specifically, the business scope of Wanwei, as described its current business license, is the wholesale of western medicine preparations, prepared Chinese medicines, chemical feedstock medicines, bio-chemical medicines, medical appliances, material for packing, chemical products, health foods and biological products approved by the Ministry of Public Health; technical development and technical consultation of western medicine preparations, prepared Chinese medicines, chemical feedstock medicines, medical appliances and new materials for medicine packing.

     Wanwei normally enters into a master agreement with pharmaceutical manufacturers at the beginning of each year. The master agreement provides the general terms and conditions for transactions in the ensuing year and estimated quarterly value of purchases. The parties to the master agreement enter into separate purchase and sale agreements each time Wanwei purchases products. As part of its wholesale selling, Wanwei actually takes title to the goods and books them as inventory. Wanwei will sell the medicines it purchases to hospitals, drug stores and other pharmaceutical wholesalers that have established wider distribution channels with respect to certain medicines.

     Even though there is no restriction as to the distribution area of Wanwei, due to various reasons, including the preference of pharmaceutical manufacturers to engage local distributors for the manufacturers’ products and the regional protectionism, for the time being, Wanwei only acts as the agent in Beijing, on an exclusive or non-exclusive basis, for certain products of its suppliers. When acting as an agent on a non-exclusive basis, Wanwei commits to purchase a certain volume or monetary amount of products from the manufacturers. In addition, Wanwei has an import license permitting us to receive western products to be distributed in China.

Wanwei Product Portfolio

     Patients purchasing medicines listed in the Insurance Catalogue are entitled to reimbursement of all or part of the cost of these medicines from the social medical fund. As a result, patients generally prefer to purchase medicines listed in the Insurance Catalogue rather than non-listed medicines. Approximately 48.5% and 39.5% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2005 and 2004, respectively, representing 57.5% and 65.9% of Wanwei’s total revenues.

     In China, medicines also are divided into over-the-counter medicines and prescription medicines according to medicine type, specification, the relevant condition that they are designed to treat, dosage and method of administration. To better distribute medicines classified as over-the-counter medicines, which represented approximately 23.7% of Wanwei’s products in 2005, Wanwei typically engages other distributors that have distribution channels that accommodate the distribution of over-the-counter medicines, in addition to selling directly to drug stores.

Back to Contents

     Wanwei currently distributes over 900 products to more than 300 customers, the following of which are the five highest revenue producers:

•	Glurenorm. Glurenorm, manufactured by Beijing Shuanghe under a license from Boehringer Ingelheim, is an oral antidiabetic medication used to treat patients with adult maturity onset or non-insulin dependent diabetes. Wanwei began distributing this product in 2002 under a non-exclusive agreement covering Beijing. The contract is renewable annually on December 3 and is subject to minimum annual sales. Sales of Glurenorm amounted to 14.1% and 17.6% of Wanwei’s total sales for 2005 and 2004.

•	Xingnaojing Injection. Xingnaojing Injection, manufactured by Wuxi Shanhe Pharmaceutical Joint Stock Company, is a traditional Chinese medicine used to treat a variety of conditions.Wanwei began distributing this product in 1997 and has an exclusive distribution arrangement covering Beijing. The contract is renewed annually on December 31 and is subject to minimum annual sales. The manufacturer can terminate if Wanwei distributes a competing product. Sales of Xingnaojing Injection amounted to 12.7% and 14.8% of Wanwei’s total sales for 2005 and 2004.

•	Ferrous Succinate Tablets. Ferrous Succinate Tablets, manufactured by Jinling Pharmaceutical Joint Stock Company, are used to prevent and treat anemia due to lack of iron. Wanwei began distributing this product in 1997 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually on December 31 and is not subject to minimum annual sales. Sales of Ferrous Succinate Tablets amounted to 6.2% and 4.9% of Wanwei’s total sales for 2005 and 2004.

•	Runsu Eye Drops. Runsu Eye Drops are manufactured by Shangdong Zhengda Pharmaceutical Company. Wanwei began distributing this product in 2001 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually and is not subject to minimum annual sales. Sales of Runsu Eye Drops amounted to 5.3% and 1.1% of Wanwei’s total sales for 2005 and 2004.

•	Tramadol Hydrochloride. Tramadol Hydrochloride, manufactured by Huasheng Pharmaceutical Co. Ltd. of Shijiazhuang Pharmaceutical Group, is an analgesic used to treat acute and chronic pain. Wanwei began distributing this product in 2000 and has an exclusive distribution arrangement covering Beijing. The contract is renewed annually at December 31 and is subject to minimum annual sales. Sales of Tramadol Hydrochloride amounted to 2.4% and 2.7% of Wanwei’s total sales for 2005 and 2004.

Wanwei Employees

     As of December 31, 2005, Wanwei had 84 full time employees, 29 of whom were management, finance or administrative employees, 30 of whom were sales and marketing employees, and 25 of which were warehouse employees.

Regulation of the Pharmaceutical Distribution Industry in China

     The following discussion describes certain Chinese laws, rules and regulations. We believe that we are currently in material compliance with each of the laws, rules and regulations described below as they apply to us.

Back to Contents

Protocol on Accession of China into the World Trade Organization

     China acceded to the World Trade Organization, or WTO, on December 11, 2001. According to Annex 9 of the Protocol, China allows foreign invested enterprises to distribute pharmaceutical products directly in China.

Regulation of Foreign Ownership of Pharmaceutical Distribution Companies in China

     Under the Administrative Measures on the Foreign Investment in Commercial Sector adopted on April 16, 2004 and effective as of December 11, 2004, foreign enterprises were permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China and, therefore, BMP China was no longer restricted from engaging in pharmaceutical distribution. Previously, it only offered marketing and promotional services.

Regulatory Framework

     The law of China on the Administration of Pharmaceuticals was promulgated on September 20, 1984 by the Executive Committee of the National People’s Congress and amended on February 28, 2001. The amendments came into effect on December 1, 2001. This law sets out the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers areas including the manufacture, distribution, packaging, pricing and advertising of pharmaceutical products in China. The Implementation Rules on the Administration of Pharmaceuticals were promulgated on August 4, 2002, and came into effect subsequently on September 15, 2002 to set out the detailed implementation rules with respect to the administration of pharmaceuticals in China.

     The State Drug Administration, or SDA, was established in 1998 to assume the supervisory and administrative functions previously carried out by the Ministry of Health, the State Administration Bureau for Pharmaceuticals and the State Administration Bureau for Traditional Chinese Medicine. In March 2003, China’s SFDA was established to assume the functions previously carried out by the SDA. The primary responsibilities of the SFDA include:

•	formulating, and supervising the implementation of, regulations and policies concerning drug administration;

•	promulgating standards for pharmaceutical products and medical appliances;

•	categorizing drugs and medical appliances for regulation purposes;

•	registering and approving new drugs, generic drugs, and imported and Chinese medicines;

•	granting approvals for the production of pharmaceutical products and medical appliances; and

•	approving the manufacture and distribution by companies of pharmaceutical products.

Permits and Licenses for Pharmaceutical Distribution Enterprises

     Before any pharmaceutical distribution enterprise, including any wholesaler or retailer, can distribute pharmaceutical products in China, it must obtain a pharmaceutical distribution permit issued by the appropriate provincial or county level State Food and Drug Administration where the pharmaceutical distribution enterprise is located. The granting of a pharmaceutical distribution permit is subject to an inspection of the premises and facilities, warehouse, hygiene environment, quality control systems, personnel and equipment of such enterprise. The pharmaceutical distribution permit is valid for five years. Pharmaceutical distribution enterprises must apply for renewal of their pharmaceutical distribution permit no later than six months prior to the expiration date of the license with the appropriate governmental authority. Wanwei’s pharmaceutical distribution permit was renewed on March 31, 2005.

Back to Contents

     In addition to the pharmaceutical distribution permit, pharmaceutical distribution enterprises also must obtain a business license from the appropriate administration bureau for industry and commerce to commence its business.

Good Supply Practice Standards

     Good Supply Practice, or GSP, standards were established to regulate pharmaceutical wholesale and retail enterprises to ensure the quality of distribution of pharmaceutical products in China. The current applicable GSP standards, which were passed by the SDA, came into effect on July 1, 2000. Under these standards, wholesale and retail enterprises in China must implement strict control on the distribution of pharmaceutical products with respect to, among other things, staff qualifications, distribution premises, warehouse, inspection equipment and facilities, management and quality control in order to obtain a GSP certificate to carry out business in China. The SDA began accepting applications for GSP certification on March 1, 2002 and in accordance with the Notice on the Accelerating of GSP Certification Steps and Advancing the Supervision and Implementation Work of GSP, issued on October 15, 2001, the SDA required all pharmaceutical wholesale and retail enterprises to comply with GSP standards by December 31, 2004 and obtain GSP certification. The pharmaceutical distribution qualifications of pharmaceutical distribution enterprises that fail to obtain GSP certification may be revoked.

     The GSP certificate is valid for five years, except that the certificate of a newly established pharmaceutical distribution enterprise is only valid for one year. Pharmaceutical distribution enterprises must apply for renewal of their GSP certificates no later than three months prior to the date of expiration of their GSP certificates, subject to reassessment by the appropriate Chinese governmental authority.

     Wanwei obtained its GSP certificate on April 3, 2003 and its certificate remains valid until April 3, 2008.

Bidding System for Drug Purchases by Medical Organizations

     In accordance with the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Purchase of Drugs by Medical Organizations, promulgated on July 7, 2000, and the Notice on Further Improvement on the Implementation of Centralized Tender Purchase of Drugs by Medical Organizations promulgated on July 23, 2001, non-profit medical organizations established by county or higher level government in China are required to implement bidding processes for the purchase of pharmaceuticals. In principle, medical organizations are required to join together to organize bids to purchase pharmaceuticals in bulk volume. The bids are to be assessed by a committee formed by pharmaceutical experts who are recognized by the relevant authorities, with reference to, most importantly, drug quality, and other criteria, including price, service and quality of the drug manufacturers. For the same type of drugs, two or three products under different brands may be selected. Any reduction in drug purchase price by medical organizations as a result of competitive bidding by suppliers under the bidding system is intended to bring about a corresponding reduction in the retail price for the benefit of patients. As indicated in the above notice, it is intended that the implementation of such bid purchase system should be extended gradually and should cover, among other pharmaceuticals, those consumed in large volume and commonly used for clinical uses.

     Several Provisions on Further Regulating the Centralized Tender Purchase of Drugs by Medical Organizations, promulgated on September 23, 2004, provides that pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers to participate in the bidding process. Pharmaceutical manufacturers can participate in the bidding process on their own, which, by eliminating the middle layer, reduces the bidding price.

     Wanwei has been authorized by certain pharmaceutical manufacturers for which it currently distributes products to participate in the bidding events organized by various hospitals and other medical institutions in the area of Beijing. A successful bid by Wanwei will result in the distribution by Wanwei of the particular drug to the hospital or medical institution that organized the bidding event.

Back to Contents

Insurance Catalogue

     Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

     Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

     The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on the factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration.

     Approximately 39.5% and 48.5% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2005 and 2004, respectively, representing 57.5% and 65.9% of Wanwei’s total revenues.

Price Controls

     Certain medicine products sold in China, primarily those included in the Insurance Catalogue and those whose production or trading will constitute monopolies, are subject to price control by the Chinese government. The maximum prices of such medicine products are published by the state and provincial administration authorities from time to time. The prices of other medicines that are not subject to price control are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities.

     The upper limit of prices of medicines subject to price control are set by the pricing authorities to create a reasonable profit margin for pharmaceutical enterprises, after taking into account the type and quality of the products, their production costs, the prices of substitute products, and other similar factors.

Application for Registration of Imported Medicines

     Application for the registration of imported medicines produced by foreign manufacturers is allowed only if these medicines have already been approved to be sold in the manufacturer’s home country, unless the relevant medicine is considered by the SFDA to be safe, effective and under high clinical demand. Imported medicines must also comply with the relevant requirements of the good manufacturing practice, or GMP, standards adopted by the manufacturer’s home country as well as those required in China. Revised GMP standards in China were passed by the SDA and came into effect on August 1, 1999. These GMP standards require manufacturing enterprises in China to implement strict controls on the production of medicines with respect to, among other things, staff qualifications, production premises and facilities, equipment, raw materials, hygiene environment, production management, quality control and procedures for dealing with customer complaints.

Back to Contents

     The registration of imported medicines requires the support of clinical research and approval from the SFDA to conduct clinical research for the medicine that it proposes to import. After the completion of clinical research on the subject medicine, application may be made for approval to import the subject medicine by submitting, among other things, relevant clinical research information and drug samples to the SFDA. The drug examination laboratory appointed by the SFDA will examine the drug samples and report the results to the SFDA. The SFDA will then conduct a final assessment of the application to consider approving the registration of the subject medicine proposed to be imported. If the SFDA is satisfied with its final assessment of the application, the applicant will be granted a Certificate of Registration of Imported Medicine or a Certificate of Registration of Pharmaceutical Product where the applicant is a pharmaceutical manufacturer in Hong Kong, Macau or Taiwan.

     BMP China has provided its clients with services related to the registration of medicines for use within China in accordance with Chinese law.

Employees

     Substantially all of our employees are located in China. As of December 31, 2005, we had 80 full time employees, 18 of whom were management, finance or administrative employees, and 62 of whom were sales and marketing employees. We have not experienced any strikes or other labor disturbances that have interfered with our operations, and we believe that the relationship between our management and our employees is good.

     BMP China is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, BMP China contributed the following amounts to these funds:

Year	Contribution in US Dollars*	Contribution in RMB
2005	$43,330	RMB 348,303
2004	$23,074	RMB 185,478
2003	$19,902	RMB 159,981

* Based on exchange rates in effect at March 1, 2006.

We expect the amount of BMP China’s contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Officers

     The following table identifies our current executive officers:

Name	Age	Position

David Gao	55	President, Chief Executive Officer and Director
Fred M. Powell	44	Chief Financial Officer

          David (Xiaoying) Gao has served as our President and Chief Executive Officer since February 2004. Since February 2002, Mr. Gao has served as Chairman of BMP China’s board of directors. Mr. Gao served as President and director of Abacus Investments, Ltd., a private wealth management company, from August 2003 until June 2004, and as Chief Executive Officer of Abacus from July 2003 to June 2004. From 1989 to 2002, Mr. Gao held various positions at Motorola, Inc., a publicly-traded company specializing in wireless, broadband and automotive communications technologies and embedded electronic products, including: Vice President and Director, Integrated Electronic System Sector, Asia-Pacific operation, from 1998 to 2002; Member, Motorola Asia Pacific Management Board, Management Board of Motorola Japan Ltd., from 2000 to 2002; and Motorola China Management Board from 1996 to 2002. Mr. Gao holds a BSC in Mechanical Engineering from the Beijing Institute of Technology, a BSC in Mechanical Engineering from Hanover University, Germany, and an M.B.A. from The Massachusetts Institute of Technology.

Back to Contents

          Fred M. Powell, CPA, joined us as our Chief Financial Officer in January 2005. From May 2002 until December 2004, Mr. Powell served as the Chief Financial Officer of Eximias Pharmaceutical Corporation, a privately-held biopharmaceutical company. From April 1999 to May 2002, Mr. Powell served as the Senior Vice President, Finance and Administration, of InnaPhase Corporation, a technology solutions provider for life sciences companies that was acquired by Thermo-Electron Corporation in 2004. From March 1993 to April 1999, Mr. Powell held various positions at Premier Research Worldwide, a publicly-traded company specializing in providing clinical and diagnostic services to the pharmaceutical and biotech industries, including: Director of Finance and Administration, from 1993 to 1996, and Chief Financial Officer, from 1996 to 1999.

ITEM 1A.     RISK FACTORS

     You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Relating to Our Business

We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.

     We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of December 31, 2005, we had an accumulated deficit of approximately $9.1 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures, including operating expenses relating to attracting and retaining a larger employee workforce and capital expenditures associated with integrating the Wanwei business into our existing operations. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. The total cost of internal growth may require up to $5.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Development costs and milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term, which may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates, including Rongheng, and our experience with Wanwei. We also expect to expend additional funds to maintain our status as a reporting company under the Exchange Act and to periodically update the information in the registration statement of which this prospectus forms a part. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.

     As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock may decline.

Back to Contents

We may be unable to acquire, or may be delayed in acquiring, Rongheng.

     On August 31, 2005, we entered into a non-binding letter of intent with Orient International and Shanghai CAS to purchase a majority interest in Rongheng. The parties are in the process of preparing definitive documents relating to the proposed acquisition. Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of Rongheng, must be posted on a regional property exchange, whereupon the assets are sold to the highest qualified bidder. We expect the proposed sale of Rongheng to be posted on the Shanghai United Assets and Equity Exchange, or the Shanghai Exchange. If we are the successful bidder, we expect to enter into definitive agreements relating to the proposed acquisition of Rongheng by the end of the second quarter of 2006. There can be no assurance that, if the proposed acquisition is posted to the Shanghai Exchange, we will be the successful bidder, or that we will not encounter delays in entering into, or be able to enter into, definitive agreements regarding our proposed acquisition of Rongheng. Even if we enter into definitive agreements, the completion of the proposed acquisition of Rongheng would likely be subject to closing conditions that would be outside of our control, such as review and approval by the relevant examination and approval authorities in China. As a result, we can provide no assurance that our proposed acquisition of Rongheng will be completed. In addition, our proposed acquisition of Rongheng involves industries to which foreign investment has had limited access, and clear guidance on foreign investment in the pharmaceutical distribution business does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, Rongheng also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.

We may be unsuccessful in our strategy of expanding our product portfolio, acquiring complementary businesses or integrating acquired businesses.

     Our business strategy includes expanding our business capabilities through both internal growth and the acquisition of complementary businesses and licensing pharmaceutical products for marketing and distribution in China. We may be unable to find additional complementary businesses to acquire or we may be unable to enter into additional agreements to market and distribute pharmaceutical products.

     Future acquisitions may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:

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

     We have experienced, and are continuing to experience, longer than expected periods of product introduction and delays in marketing certain products in our product portfolio. For example, production of Shuganyiyang was delayed for six months, until May 2004, because the owner of Shuganyiyang moved the manufacturing of this product from Gansu to Shanghai and the new local manufacturer of this product did not receive the necessary production license to manufacture Shuganyiyang in Shanghai until the third quarter of 2003. This delay was the result of a corresponding delay in obtaining approval from the SFDA of the new drug certificate that serves as the basis for obtaining the necessary production license. The delay in obtaining approval of the new drug certificate was the result of the implementation by the SFDA of more stringent criteria for evaluating applications for new drug certificates, including, among other things, with respect to quality control and fill finish procedures for capsule manufacturing. In addition, supply interruptions from the manufacturer of Fem 7 had a significant negative impact on our revenues from sales of Fem 7 during 2004 through March 2005. These interruptions were caused by a delay in production relating to China-specific product packaging. In April 2005, the distributor of Fem 7 received supplies of Fem 7 from the manufacturer and we have begun to provide them to our customers. In November 2005, we were informed by the manufacturer of Septopal and Septocoll that manufacturing was being transferred to another location. This change in manufacturers will result in our inability to obtain additional product until 2007. Our revenues are dependent on the ability of the manufacturers and distributors with which we associate to supply and distribute product to our customers.

Back to Contents

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

     We operate in a highly competitive market with few barriers to entry. We expect that competition will continue to intensify. As we expand our operations in the pharmaceutical distribution business, we will encounter competition from other companies in the distribution business, and we may face future competition from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors, including China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd.,have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

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

Back to Contents

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

     We anticipate that our December 31, 2005 balance of approximately $6.9 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.

We may be unsuccessful in attracting or retaining key sales, marketing and other personnel.

     The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. BMP China’s and Wanwei’s sales personnel carry out critical promotional and sales activities of BMP China and Wanwei. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.

We may be unable to manage our growth effectively.

     Our business strategy is based on the assumption that we will acquire additional distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:

•	continue to improve our financial and management controls and reporting systems and procedures to support the proposed expansion of our business operations as a result of our acquisition of Wanwei and the acquisition of any additional distribution channels in the future; and

Back to Contents

•	locate or hire, at reasonable compensation rates, qualified personnel and other employees necessary to expand our capacity in order to accommodate the proposed expansion of our business operations.

If we are unable to accomplish any of these objectives, we will be unsuccessful in effectively managing our growth, which could harm our business, operating results, and financial condition.

We only offer products and services related to pharmaceuticals and, if demand for these products and services decreases, or if competition increases, we will have no other ways to generate revenue.

     Our future results depend on continued market acceptance of pharmaceutical products and services in China and our ability to continue to adapt to the changing needs of our customers. Any reduction in demand or increase in competition in the market for pharmaceutical products and services could have a material adverse effect on our business, operating results and financial condition.

Our business strategy to use our marketing arm to create demand for products that we will offer exclusively through a distribution arm may fail.

     Our business strategy depends in large part on our ability to establish exclusive distribution and marketing relationships with pharmaceutical and medical device manufacturers and to leverage our marketing arm to create demand for products that we will distribute exclusively through a distribution arm. A number of factors could hinder the success of this strategy, including, among other things, our failure to:

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

Because we only recently became subject to the reporting requirements of the Exchange Act, we have no experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources and we still may fail to comply.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and must separately report on the effectiveness of our control over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States and difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Back to Contents

     We are a small company with limited resources. While we plan to expand our staff to respond to Exchange Act reporting requirements, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals. Furthermore, we will have to improve internal controls as they relate to the matters described in the next risk factor. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve and that our operations are primarily in China, where the regulatory environment is different from that of the United States, we may be unable to comply with applicable deadlines.

If we are unable to satisfy the regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our stock price could decline.

     In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our auditors communicated to our management and to the audit committee of our board of directors several deficiencies involving our internal control over financial reporting and our disclosure controls and procedures. Specifically, these deficiencies related to:

•	the proper recognition of expenses from our sub-offices that were not recorded in the income statement and were incorrectly included in prepaid expenses; and

•	improper revenue cut-off in that sales for which shipment had occurred prior to our year-end were not properly recorded in the period in which the shipment was made.

These deficiencies involve matters coming to the attention of our accountants relating to significant deficiencies in the design or operation of internal control over financial reporting that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The internal control deficiencies that were identified in 2003 were not found to be present in the year ended December 31, 2004 or 2005, as our management took corrective actions to remedy the cut-off issues that existed in previous year for both revenues and expenses. However, as noted below, we identified a material weakness in our internal control over financial reporting in connection with the preparation of our financial statements as of and for the six months ended June 30, 2005. We are not yet required to have an audit of our internal control over financial reporting. Such an audit might uncover other deficiencies not noted as part of the current audit. We have retained independent consultants to help us identify and rectify any deficiencies in our internal controls.

     During the audit of Wanwei, our auditors identified timing problems concerning the proper recording of expenses. It is our expectation that we now will take corrective action since our acquisition of Wanwei has been completed. The timing problems resulted in an adjustment to our financial statements, prior to their completion, that increased Wanwei’s loss in 2004 by approximately $290,000.

     On August 19, 2005, we announced our intention to restate our financial statements as of and for the period ended December 31, 2004, principally to correct a $51,000 overstatement of revenue. As a result of the restatement, revenues reported for the fiscal year ended December 31, 2004 will be reduced from $260,000 to $209,000, resulting in an increased loss from $2,251,000 to $2,302,000 and an increased loss per share from $0.15 per share to $0.16 per share. The overstatement resulted because we recorded the advance payment from a distributor as revenue in the first quarter of 2004 where, in fact, commission revenue in respect of the advance payment was not earned.

     The existence in future periods of significant deficiencies could, and the existence of material weaknesses in future periods would, preclude management from concluding in future periods that our internal control over financial reporting is effective. If management or our independent auditors ultimately determine that our internal control over financial reporting is not effective in future periods, our stock price could decline and we could be subject to investigations or sanctions by regulatory authorities, which could have a negative impact on our business.

Back to Contents

We are a holding company with no operations of our own and depend on our subsidiaries for revenue.

     We are a holding company with no significant assets other than our equity interests in BMP China and Wanwei. We rely on dividends, loans and other payments to us by BMP China, Wanwei and any other future acquired entities in China. As of December 31, 2005, we had an accumulated deficit of approximately $9.1 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we will not be able to pay dividends or service any debt that we may incur. In addition, if BMP China, Wanwei or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.

     In addition, our corporate structure may restrict the distribution of dividends to our stockholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China and Wanwei are, and any future subsidiaries will be, required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends.

Risks Relating to Doing Business in China

We face increased risks of doing business due to the extent of our operations in China.

     Our operating subsidiaries, BMP China and Wanwei, are organized and located in China. China currently is transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:

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

Back to Contents

Fluctuations in the Chinese Renminbi could adversely affect our results of operations.

     Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On July 21, 2005, China increased the value of the RMB by 2.1% to RMB 8.11 to the dollar and announced that the RMB will no longer be pegged to the United States dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.

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

     Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As wholly foreign-owned enterprises, BMP China and Wanwei are required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s or Wanwei’s registered capital, which, as of December 31, 2005, was approximately $1.56 million and $0.88 million respectively.

     In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of BMP China and Wanwei could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

Back to Contents

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

Back to Contents

The legal system in China has inherent uncertainties that could limit the legal protections available to us.

     We currently conduct our business primarily through our wholly-owned operating subsidiaries, BMP China and Wanwei, and expect in the future to conduct our business through BMP China, Wanwei and other subsidiaries organized in China that we acquire, which are and will be organized in China. These subsidiaries generally are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements, and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations, and rules involves uncertainties that may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.

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

Any future outbreak of health epidemics, such as Severe Acute Respiratory Syndrome, or SARS, Asian Influenza, or Asian Bird Flu, or any other epidemic in China could have a material adverse effect on our business operations, financial condition and results of operations.

     From December 2002 to June 2003, China and certain other Asian countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as SARS. In addition, recent outbreaks of the Asian Bird Flu have occurred throughout Asia. Outbreaks of SARS, Asian Bird Flu or any other epidemic in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of SARS, Asian Bird Flu or any other epidemic likely would reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closing of our offices, or the offices of our customers or partners, which would severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

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

Back to Contents

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

     The prices of certain medicines Wanwei distributes, including those listed in the Chinese government’s catalogue of medications that are reimbursable under China’s social insurance program, or the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

     Revenues from products distributed by Wanwei that are subject to price controls accounted for a total of approximately 66% and 70% of Wanwei’s total revenues in the years ended December 31, 2004 and 2005. Hence, the prices of these medicines could not be increased at Wanwei’s discretion above the price ceiling without prior government approval. It is uncertain whether Wanwei would be able to obtain the necessary approvals to increase the prices of these medicines. This could affect Wanwei’s ability to maximize its profits or to profitably sell these products.

The bidding process with respect to the purchase of pharmaceutical products may lead to reduced revenue.

     Chinese regulations require non-profit medical organizations established in China to implement bidding procedures for the purchase of drugs. It is intended that the implementation of a bidding purchase system will be extended gradually and will cover, among other drugs, those drugs consumed in large volume and commonly used for clinical uses. Pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers in order to participate in the bidding process. If, for the purpose of reducing the bidding price, pharmaceutical manufacturers participate in the bidding process on their own and enter into purchase and sales contracts with medical organizations directly without authorizing a pharmaceutical distributor, the revenue of Wanwei or any other subsidiaries that we may acquire in the future, whose main business is pharmaceutical distribution, may be adversely affected.

     Even though Wanwei has established long-term business relationships with many medical organizations, if a pharmaceutical manufacturer whose products we do not distribute is awarded a contract under the bidding process, the medical organization that initiated the bidding process will be restricted under its agreement with the winning bidder from purchasing similar products from Wanwei.

Back to Contents

If the medicines Wanwei distributes are replaced by other medicines or are removed from China’s Insurance Catalogue in the future, Wanwei’s revenue may suffer.

     Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Currently, the main products that Wanwei distributes are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If the medicines Wanwei distributes are replaced by other medicines or removed from the Insurance Catalogue in the future, Wanwei’s revenue may suffer.

Risks Relating to Our Common Stock

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

     Our common stock currently is quoted on the Over-the-Counter Bulletin Board. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 21,880,897 shares of common stock outstanding as of March 1, 2006. Approximately 7,807,509 million of these shares are held by Abacus, who may be deemed to be our affiliate and would be subject to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.

     As of March 1, 2006, Abacus beneficially owned or controlled approximately 35.68% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or Abacus could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Back to Contents

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

     The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. For example, the high and low prices for our common stock as reported on the Pink Sheets during the period from March 1, 2005 through February 28, 2006 have been $4.85 and $1.39. The average daily volume of our common stock over the period from March 1, 2005 through February 28, 2006 has been 23,043 shares. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

As a stock quoted on the OTCBB, our common stock, which is deemed to be “penny stock,” currently has limited liquidity.

     Holders of shares of our common stock, which are quoted on the OTCBB, may find that the liquidity of our common stock is impaired as compared with the liquidity of securities listed on Nasdaq or one of the national or regional exchanges in the United States. This impairment of liquidity may result from reduced coverage of us by security analysts and news media and lower prices for our common stock than may otherwise be attained. In addition, our common stock is deemed to be “penny stock,” as that term is defined in rules under the Exchange Act. Penny stocks generally are equity securities that are not registered on certain national securities exchanges or quoted by Nasdaq and have a price per share of less than $5.00. Penny stock may be difficult for investors to resell. Federal rules and regulations impose additional sales practice requirements on broker-dealers who sell the stock to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and obtain the purchaser’s written consent to the transaction prior to the sale. Prior to the sale, broker-dealers must also deliver to the potential purchaser a disclosure schedule prescribed by the SEC, describing the penny stock market and disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, broker-dealers must deliver to penny stock investors monthly statements disclosing recent price information for penny stocks held in the account and information on the limited market in penny stocks. These additional requirements restrict the ability of broker-dealers to sell our common stock and make it more difficult for investors to dispose of our common stock in the secondary market and may also adversely affect the price of our common stock.

Back to Contents

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Back to Contents

ITEM 2.     PROPERTIES

     Our principal executive offices are located at 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462. We lease this office space under a lease with American Executive Centers, Inc.at a rent of $5,310 per month. This lease agreement expires in January 2007.

     BMP China’s principal executive and business offices are located in Beijing. On October 13, 2005, BMP China entered into an office lease agreement with Beijing Shengshang Asset Management Co. Ltd. for the lease of 443.4 square meters of office space located in the Kuntai International Center at Chaowai Avenue, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on November 30, 2007. BMP China has an option to extend the lease period by an additional three years at the end of the lease period. The total monthly rental rate, including property management and associated fees, is RMB 48,000 ($5,971 per month as of March 1, 2006)

     Wanwei has a lease agreement with Wanhui Group for the lease of its office building, covering approximately 1,040 square meters. This lease agreement expires in December 2007. The rent is RMB 54,450 per month, or $6,774 per month as of March 1, 2006. Rent is required to be paid on a quarterly basis.

     Wanwei has a lease agreement with Wanhui Group for the lease of its warehouse, covering an area of approximately 6,850 square meters. This lease agreement expires in December 2007. The rent is RMB 55,542 per month, or $6,910 per month as of March 1, 2006. The rent is required to be paid on a quarterly basis. We have requested of Wanhui Group the option of purchasing the warehouse in the upcoming year at a price to be determined by a mutually agreed upon appraiser in China.

     Of the two pieces of land occupied by the warehouse, the land use right to one piece measuring approximately 16,350 square meters is considered an “allocated land use right” and the land use right to the other piece is considered a “granted land use right.” Under Chinese law, any transfer of allocated land use rights must be approved by the local governmental authority in charge of granting such approvals. For the purpose of transferring the allocated land use right to Wanwei, the approval of the Beijing Municipal Administration of State Land and Real Estate would need to be obtained, and Wanwei would enter into the land use right grant contract with the appropriate governmental authority and pay the land grant fee.

     Under the warehouse lease agreement, Wanhui Group has agreed to pay any fees that arise in the event that the parcel of land where the warehouse is located is allocated by the state. If the warehouse lease agreement cannot be performed due to a fault of Wanhui Group, Wanhui Group will procure for Wanwei a site that satisfies the same conditions as pertain to the warehouse, such as a GSP certification, and will enable Wanwei to lease the site with the same or more favorable terms and conditions. If Wanhui Group fails to procure a replacement site, it will bear all the expenses incurred by Wanwei in obtaining a replacement site.

ITEM 3.     LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders for the year ended December 31, 2005.

Back to Contents

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Since February 22, 2006, our common stock has been quoted on the Over the Counter Bulletin Board, or OTCBB, under the trading symbol BJGP.OB. Prior to that, our common stock was quoted on the Pink Sheets under the trading symbol BJGP.PK. The following table shows the high and low closing sales prices of our common stock on the Pink Sheets for each quarter of the fiscal year ended December 31, 2005 and for each quarter of the fiscal year ended December 31, 2004. The quotations from the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Pink Sheets

	High	Low
2005:
Fourth quarter, ended December 31, 2005	$3.95	$1.39
Third quarter, ended September 30, 2005	1.80	1.49
Second quarter, ended June 30, 2005	2.50	1.75
First quarter, ended March 31, 2005	2.90	2.20

2004:
Fourth quarter, ended December 31, 2004	3.15	2.25
Third quarter, ended September 30, 2004	3.50	2.50
Second quarter, ended June 30, 2004	4.25	3.00
First quarter, ended March 31, 2004	4.00	1.45

     On March 1, 2006, the closing price of our common stock was $4.75. As of March 1, 2006, we had approximately 187 holders of record of our common stock.

     In November 2003, we announced our agreement to merge Just Great Coffee, Inc. with and into us and our agreement to acquire a 100% equity interest in BMP China from Abacus. In January 2004, we completed our merger with Just Great Coffee, Inc., and in February 2004, we completed our acquisition of BMP China.

DIVIDEND POLICY

     We have never declared any cash dividends and do not anticipate paying cash dividends in the near future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that our board of directors considers relevant. We are under no contractual obligations or restrictions to declare or pay dividends to our stockholders. However, because our cash flow is dependent on dividend distributions from BMP China, Wanwei and other subsidiaries that we may acquire in China, we may be restricted from distributing dividends to our stockholders in the future if at the time we are unable to obtain sufficient dividend distributions from BMP China, Wanwei and our future subsidiaries. Various factors may limit the ability of BMP China, Wanwei and our future subsidiaries to distribute dividends to us, including the obligations of BMP China, Wanwei and our future subsidiaries under the laws of China to maintain and continuously fund certain government-mandated reserve accounts, as well as differences between generally accepted accounting principles in the United States and China.

Back to Contents

ITEM 6.     SELECTED FINANCIAL DATA

     The following tables summarize the financial data with respect to us for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005. We derived the financial data for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005 from our audited financial statements, which are included in this prospectus. The summary financial data appearing in this section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the financial statements and related notes appearing elsewhere in this prospectus.

	Year Ended December 31,

	2001	2002	2003	2004	2005

Statement of Operations Data:
Net revenues	993,140	$1,008,905	$933,025	$209,304	$4,179,168
Cost of Services	607,284	798,713	664,813	317,777	4,979,911

Gross Margin	385,856	210,192	268,212	(108,473)	(800,743)
Operating expenses:
Sales and marketing expenses	28,599	69,142	36,098	63,334	406,799
General and administrative expenses	394,666	251,665	217,524	2,201,009	4,405,893
Bad Debt Expenses	—	58,998	6,590	—	—

Total operating expenses	423,265	379,805	260,212	2,264,343	4,812,692

Income (loss) from operations	(37,409)	(169,613)	8,000	(2,372,816)	(5,613,435)
Interest income (expense), net	2,331	(8,380)	(496)	71,197	(37,329)
Other income	—	—	—	—	6,773
Provision for income taxes	—	(3,924)	(2,178)	—	(79,767)

Net income (loss) applicable to common stockholders	$(35,078)	$(181,917)	$5,326	$(2,301,619)	$(5,723,758)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.02)	$0.00	$(0.16)	$(0.31)

Weighted average diluted common shares outstanding*	7,807,509	7,807,509	7,807,509	14,742,822	18,569,353

* The number of weighted average shares for the years ended December 31, 2001, 2002, and 2003 equate to the number of shares issued to Abacus upon our acquisition of BMP China, which was wholly-owned by Abacus.
	Year Ended December 31,

	2001	2002	2003	2004	2005

Balance Sheet Data:
Cash and cash equivalents	$95,138	$89,130	$56,280	$6,267,672	$7,170,911
Total assets	189,374	123,544	104,599	7,552,936	16,676,681
Total liabilities	40,882	156,969	132,698	795,235	9,277,853
Total stockholders’ equity (deficit)	$148,492	$(33,425)	$(28,099)	$6,757,701	$7,398,828

Back to Contents

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis as set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, incudes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

     Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing. In addition, we have satellite sales offices throughout China. We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation to develop and finance the growth of a Chinese pharmaceutical marketing and promotion company. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus Investments Ltd. (“Abacus”) acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary in Beijing, the capital city of China.

     On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000 ($290,328 as of that date). In addition, on December 6, 2005, we paid Wanhui Group RMB 101,030 ($12,500 as of that date), which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that Wanwei’s actual tax liability is lower than the our estimate, we have agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and if it is determined that Wanwei’s actual tax liability is higher that the Company’s estimate, Wanhui Group has agreed to return the difference to us. At December 31, 2005 we have accrued $664,643 for the estimated liability. It is expected that the actual tax liability will be determined by the end of the second quarter of 2006.

     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”). On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock at a price of $1.50 per share, which yielded gross proceeds to us of approximately $6.3 million and net proceeds to us of approximately $5.9 million (the “Second Financing”). Investors in the Second Financing also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which have an exercise price equal to $1.875 and the balance of which have an exercise price equal to $2.25. Our cash resources have primarily been devoted to payment of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and our acquisition of Wanwei.

Back to Contents

     We have an operating history of approximately 11 years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our recent acquisition of Wanwei will significantly expand our service offering to include pharmaceutical distribution in the Chinese Market.

     Our current services, which we offer to foreign and domestic pharmaceutical manufacturers in China through BMP China and Wanwei include:

•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers; and

•	pharmaceutical distribution.

     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services. We believe that our acquisition of Wanwei was an important step in the implementation of this solution.

Financial Overview

     Historically, we have generated a majority of our revenues from commissions related to sales of pharmaceutical products. Beginning with the acquisition of Wanwei in October 2005, the vast majority of our revenues consist of revenues from the distribution of pharmaceutical products in China through our wholly-owned subsidiary Wanwei.

     The prices of certain medicines that Wanwei distributes or that we market and promote, including those listed in the Chinese government’s Insurance Catalogue, which are reimbursable under China’s social insurance program, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, drug prices have tended to decline over time, there has been no predictable pattern for such decreases.

     Since our inception, we have generated significant losses. As of December 31, 2005, we had an accumulated deficit of approximately $9.1 million.

     Our future success will depend on obtaining additional promotional and market research agreements and licensing rights for China, as well as acquiring additional distribution companies currently operating throughout China. During 2004 and 2005, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical products and products in development from western pharmaceutical companies for marketing and distribution in China.

Back to Contents

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

Liquidity and Capital Resources

     As of December 31, 2005, we had unrestricted cash and cash equivalents of approximately $6.9 million, which represented 40.3% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.

     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a purchase price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds of $6.3 million and net proceeds of approximately $5.9 million. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which had an exercise price equal to $1.875 and the balance of which had an exercise price equal to $2.25.

     The use of our cash flows has primarily consisted of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and the acquisition of Wanwei.

     We currently plan to use the remaining proceeds primarily to fund:

•	our operating expenses and general working capital;

•	the marketing of our current and future products;

•	our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai Rongheng Pharmaceutical Company Limited (Rongheng);

•	our integration of Wanwei and BMP China; and

•	the expenses necessary to maintain our status as an Exchange Act reporting company.

     We anticipate that our December 31, 2005 balance of approximately $6.9 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

     To date, we have had negative cash flows from operations.

     Net cash used in operating activities was $4,331,000 for the year ended December 31, 2005. This amount principally reflected our net loss of $5,724,000, partially offset by $522,000 in non-cash charges including stock-based compensation expense of $399,000 and intangible amortization of $43,000. In addition, we generated $870,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2005. The most significant changes was the decrease in other receivables and purchase deposit of $1,097,000, which was the result of completing the Wanwei acquisition, $562,000 reduction in Accounts Receivable, increase in accrued payroll of $343,000 reduction in inventory of $295,000 and the establishment of contract allowance for products of $447,000. Offsetting these changes were an increase in prepaid expenses and other current assets of $885,000 and a reduction of payables of $1,014,000. Cash used in investing activities was $110,000. Net cash provided by financing activities was $5,080,000 and consisted primarily of $5,941,000 net proceeds from the Second Financing and $498,000 in reduction of notes payable as part of our acquisition of Wanwei.

Back to Contents

     Our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. To support our internal growth and acquisitions, it is our expectation that we will be adding financial, marketing, product and medical managers over the next 12 months. The total cost of internal growth may require up to $5.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Development costs and milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term and this may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates and our experience with Wanwei. As a result of our continuing capital needs, we will most likely require additional funds, and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.

Critical Accounting Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets or liabilities as of the dates of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ materially from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this prospectus, we believe the following critical accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Revenue Recognition

     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of these agreements revenues are generally receivable from manufacturers within 45 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.

Back to Contents

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

Inventory Reserve

     We review our inventory reserve based on our established criteria that identifies products that have excess inventory on hand by comparing inventory on hand with the average annual sale of that product multiplied by the number of years before the product expiration date. In addition, in certain cases, additional inventory reserve charges are recorded based upon facts that would not give rise to a reserve charge under the historical reserve criteria, or if in management’s opinion, additional amounts are considered necessary based upon current industry conditions.

Contract Allowance

     We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We evaluate the adequacy of our contract allowance at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. If our estimate of sales requirements are too high, our contract allowance will likely be understated and we may be compelled to record additional charges in subsequent periods. In this regard, as of December 31, 2005, the Company determined that a $447,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.

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

Accounting for Stock-Based Compensation

     We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Back to Contents

     During 2004, in connection with services provided associated with the First Financing , we issued warrants to purchase an aggregate of 400,000 shares of our common stock, and in connection with services provided for the reverse merger completed in January 2004 and the acquisition of BMP China completed in 2004, we issued warrants to purchase an aggregate of 173,913 shares of our common stock. These warrants have been valued using the Black-Scholes pricing model at $1,278,588. These warrants were accounted for as an increase in common stock warrant issuance of $1,278,588 and a reduction in additional paid in capital of $1,278,588. There was no impact to the statement of operations for the issuance of the warrants.

     In October 2005, in connection with the Second Financing we issued Series A warrants to purchase an aggregate of 619,414 shares of our common stock and Series B warrants to purchase 619,414 shares of common stock. These warrants have been valued using the Black-Scholes pricing model at $534,224. These warrants were accounted for as an increase in common stock warrant issuance of $534,224 and a reduction in additional paid in capital of $534,224. There was no impact to the statement of operations for the issuance of the warrants.

     During 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During 2004, our compensation expense was $295,594, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense was $399,000 for the year ended December 31, 2005. During 2005, we issued options to employees and advisors to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenue:

     Net revenue was approximately $4,179,000 for the year ended December 31, 2005, as compared with approximately $209,000 for the year ended December 31, 2004. This significant increase was entirely due to the acquisition of Wanwei in October 2005. For the period October 25, 2005 through December 31, 2005, Wanwei generated revenues of $4,002,000 from distribution activities. Marketing commissions and registration revenue was relatively unchanged with a $28,000 reduction for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Cost of Sales:

     Cost of sales was $4,980,000 during the year ended December 31, 2005 as compared with $318,000 during the year ended December 31, 2004. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the year ended December 31, 2005, Wanwei Cost of sales was $3,515,000. Included in Cost of sales for BMP China for the year ended December 31, 2005 was a contract allowance of $460,000 we recorded during 2005 with respect to products that we believe may not be sold prior to their expiration. During 2005, we licensed Propess from Cytokine PharmaSciences and paid an $525,000 license fee, which is part of Cost of sales. We anticipate that our cost of sales will continue to increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.

Back to Contents

Sales and Marketing Expenses:

     Sales and marketing expenses were $407,000 for the year ended December 31, 2005 as compared with $63,000 for the year ended December 31, 2004. The increase was the result of our acquisition of Wanwei which was completed in October 2005. Distribution sales and marketing expenses for the year ended December 31, 2005 were $339,000. Sales and marketing expenses for BMP China were nearly unchanged increasing $4,000 for the year ended December 31, 2005 as compared to December 31, 2004.

General and Administrative Expenses:

     General and administrative expenses were $4,406,000 during the year ended December 31, 2005 as compared to $2,201,000 for the year ended December 31, 2004. Our general and administrative compensation expenses increased by $381,000 for the year ended December 31, 2005 primarily because of our hiring in 2004 and 2005 of several key officers and other personnel, including our Chief Financial Officer, Vice President Sales and Marketing and the Corporate Controller. Travel related to the new administrative personnel resulted in an increase of $118,000. We commenced paying our board members during the second half of 2004 and board member compensation and related expenses increased $87,000 for the year ended December 31, 2005. In connection with the year end audit, and the preparation, and filing of two Registration Statements on Form S-1 to register shares of our common stock and warrants, due diligence on Rongheng and restatement of 2004 financial statements, legal and accounting fees and printing for the two Registration Statements on Form S-1 increased $596,000 in 2005. In addition, general and administrative expenses includes stock-based compensation to directors in the amount of $399,000 for the year ended December 31, 2005 as compared to $296,000 for the same period in 2004. In 2005 we established our US headquarters in Plymouth Meeting, Pennsylvania which accounted for $106,000 of the increase. Our acquisition of Wanwei in October 2005 accounted for $152,000 of general and administrative expense for the year ended December 31, 2005. We expect to continue to increase our general and administrative expenses as we continue to grow both internally and through any future strategic acquisitions of products or distributors.

Interest Income:

     Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of $177,000 during the year ended December 31, 2005 and $80,000 in 2004.

Year Ended December 31, 2004 Compared to Year ended December 31, 2003

Net Revenue:

     Net revenue was approximately $209,000 during the year ended December 31, 2004, as compared with approximately $933,000 during the year ended December 31, 2003. This decrease was due primarily to the decrease in revenues from sales of Glurenorm, a product that accounted for 88% of our revenues in 2003, and only 15% in 2004. There was also a corresponding decrease in direct costs related to promotion and marketing of products to doctors, hospitals and other health care professionals. We were unable to offset the loss of Glurenorm with sales from our four new products, Septocoll E, Fem 7, Shuganyiyang and Carvidol, because we have experienced, and are continuing to experience, longer than expected periods of product introduction and delays in marketing these products. As a result of these delays, we were able to recognize revenue from sales of only one of the products currently in our product portfolio from April 2004 through July 2004 and, during the remainder of 2004, the availability of all such products was limited. For example, the new local manufacturer of Shuganyiyang did not receive the necessary production license to manufacture Shuganyiyang in Shanghai until the third quarter of 2003. In addition, the manufacturer of Fem 7 had not yet supplied the distributor with Fem 7 inventory due to a delay in production relating to China-specific product packaging requirements. We were unable to achieve any revenues in 2004 due to this delay. However, the distributor began to receive supplies of Fem 7 inventory from the manufacturer in the first quarter of 2005. Finally, while we are currently able to sell Septocoll E, until we complete a mandatory hospital-based clinical trial for this product, we will not be able to maximize sales of this drug. This clinical trial has commenced and we anticipate its completion during the second half of 2005.

Back to Contents

Cost of Services:

     Cost of Services were $318,000 during the year ended December 31, 2004 as compared with $665,000 during the year ended December 31, 2003. Our cost of services are direct expenses which consist primarily of expenses associated with clinical and regulatory services, market promotion and patient education, as well as sales personnel salaries and commissions. We expect to significantly increase our cost of services as we increase our promotion efforts related to the current products we market as well as any additional products we acquire in the future. Our cost of services decreased in 2004 primarily due to:

•	the reduction in sales and marketing expenses (including sales commissions) associated with the loss of Glurenorm; and

•	delays in incurring marketing expenses associated with the marketing launches of Septocoll E, Fem 7, Shuganyiyang and Carvidol.

Sales and Marketing Expenses:

     Sales and marketing expenses were $63,000 during the year ended December 31, 2004, as compared with $36,000 during the year ended December 31, 2003. The increase was primarily the result of increased number of internal sales meetings and increased local sales office rent.

General and Administrative Expenses:

     General and administrative expenses were $2,201,000 during the year ended December 31, 2004 as compared to $218,000 during the year ended December 31, 2003. Our general and administrative expenses consist primarily of salaries and other related costs for our officers and other personnel in finance, human resources and general administration. Other significant costs include facilities costs and legal, accounting and other professional and consulting fees. We expect to significantly increase our general and administrative expenses as we continue to grow both internally and through any strategic acquisitions of products or distributors.

     Our general and administrative expenses increased in 2004 primarily because of our hiring in 2004 of several key officers and other personnel, such as a controller, marketing director and manager and human resources manager, as well as increased legal, accounting and other professional and consulting fees. Included in general and administrative expenses is stock-based compensation to directors in the amount of $296,000.

Interest Income:

     Our interest income is primarily composed of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors in the amount of $8,800,000, net of issuance costs, which is responsible for the approximately $6.3 million in cash and cash equivalents as of December 31, 2004. We received interest income of $78,000 during the year ended December 31, 2004. We did not have significant cash reserves during the year ended December 31, 2003 to generate any interest income during that period.

Income Taxes:

     We have not recorded a deferred tax benefit for our operating loss as it is more likely than not that these benefits will not be realized.

Back to Contents

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenue:

     Net revenue was $933,000 during the year ended December 31, 2003, as compared with $1,009,000 during the year ended December 31, 2002. The decline in net revenue from 2002 to 2003 was primarily attributable to a decrease in revenue from our sales of Glurenorm by $91,000, partially offset by an increase in revenue from our sales of Septopal 30 by $20,000. The drop in sales of Glurenorm is primarily attributable to the maturation of this product in its life cycle and the beginning of our de-emphasis in marketing of this product. We began marketing Septopal 30 in December 2002 and did not begin receiving meaningful revenue from sales of this product until 2003.

Cost of Services:

     Cost of services were $665,000 during the year ended December 31, 2003 as compared with $799,000 during the year ended December 31, 2002. Cost of Services decreased approximately $134,000 primarily due to less spending on market promotion of Glurenorm, a reduction in the number of sales personnel and a reduction in the compensation paid to outside sales agents used to assist in marketing Glurenorm.

Sales and Marketing Expenses:

     Sales and marketing expenses were $36,000 during the year ended December 31, 2003 as compared with $69,000 during the year ended December 31, 2002. The reduction was primarily the result of reduced internal national sales meetings and office rent for regional sales offices.

General and Administrative Expenses:

     General and administrative expenses were $218,000 during the year ended December 31, 2003 as compared to $252,000 during the year ended December 31, 2002. General and administrative expenses decreased approximately $87,000 during 2003 due to a reduction in the number of senior management and other administrative personnel.

Income Taxes:

     We have not recorded a deferred tax benefit for our operating loss as it is more likely than not that these benefits will not be realized. Current period taxes have been recorded for amounts payable in the amount of $2,200 during the year ended December 31, 2003 as compared to $3,900 during the year ended December 31, 2002 associated with differences between book and tax accounting differences.

Off-Balance Sheet Arrangements

     We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate we are financially responsible for products that have been ordered by Xiamen at our request. We do not record inventory products ordered by Xiamen or the full amount due to Xiamen should the inventory on hand remain unsold. We have established a Contract Allowance that is evaluated at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. As of December 31, 2005, the Company determined that a $447,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.

Related Party Transactions

     For a description of our related party transactions see “Certain Relationships and Related Transactions.”

Back to Contents

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. Unless 123R is modified, we will be required to comply with the provisions of SFAS No. 123R as of the beginning of our next fiscal year, which is January 1, 2006. We currently do not record compensation expenses related to our stock-based employee compensation plans in our financial statements. If we had elected to recognize compensation cost based upon SFAS No. 123R the amount would have been $286,000.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) The American Jobs Creation Act of 2004 (“AJCA”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the AJCA) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP FAS 109-2 was effective upon its issuance. The adoption of FSP FAS 109-2 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial statements.

Back to Contents

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rate Sensitivity

     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiary, BMP China, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that its currency, the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. For additional information, see Item 1A. Risk Factors – Risks Related to Doing Business in China – Fluctuations in the Chinese Renminbi could adversely affect our results of operations”.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Financial Statements, together with the independent auditors’ report, appear at pages F-2 through F-20, respectively,of this Annual Report on Form 10-K.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.   CONTROLS AND PROCEDURES

     (a)       Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b)       Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during our fourth fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

     None.

Back to Contents

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     Information with respect to our board of directors is set forth under the caption “Election of Directors in Office” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Identification of Executive Officers

     Information with respect to our executive officers is set forth in Item I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Compliance

     Information with respect to Section 16(a) compliance of our directors and executive officers is sedt forth under the caption “Section 16(a) Beneficial Ownership Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Code of Ethics

       Information with respect to our Code of Ethics is set forth under the caption “Code of Ethics” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

       Information required by this item is set forth under the captions “Director’s Compensation”, Employment and Severance Agreements”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement.

Back to Contents

     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	1,395,000	$1.61	1,105,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total
	1,395,000	$1.61	1,105,000

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Back to Contents

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a)     Documents Filed as Part of This Report

          The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

1.      Financial Statements and Supplemental Data

          See Item 8 of this Annual Report on Form 10-K.

2.      Financial Statement Scheduled

          Schedule II – Valuation and Qualifying Accounts

          Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

        (b) Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Back to Contents

Exhibit Number	Description

4.4	Form of Warrant, dated October 14, 2005, by and between Beijing Med-Pharm Corporation and the signatories thereto, including schedule of aggregate number of warrants issued and exercise price thereof (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.1	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Bejing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Bejing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Back to Contents

Exhibit Number	Description

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (Registration no. 333-130-447) filed with the SEC on December 19, 2005, as amended)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)**

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-130447) filed with the SEC on December 19, 2005, as amended)

23.1*	Consent of Grant Thornton, Hong Kong

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

        * Filed herewith

     ** Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

Back to Contents

FINANCIAL STATEMENTS

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Beijing Med-Pharm Corporation and Subsidiaries

We have audited the accompanying balance sheets of Beijing Med-Pharm Corporation and Subsidiaries (the “Company”), as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Med-Pharm Corporation and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the financial statements referred to above, we have audited Schedule II — Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 2005. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton

Hong Kong
March 27, 2006

Back to Contents

Consolidated Balance Sheets                                                  Beijing Med-Pharm Corporation and Subsidiaries

	December 31, 2004	December 31, 2005

Assets
Current Assets:
Cash and Cash Equivalents	$6,267,672	$6,905,911
Restricted Cash	—	108,000
Accounts Receivable, net of allowance for doubtful accounts of $0	38,817	5,100,851
Inventory, net of allowance for obsolescence of $0	—	1,282,867
Other Receivables	23,394	138,084
Purchase Deposit on Acquisition of Beijing Wanwei	1,132,530	—
Due from Affiliated Entity	20,113	—
Vat Receivable	—	405,629
Prepaid Expenses and Other Current Assets	17,518	902,047

Total Current Assets	7,500,044	14,843,389
Restricted Cash	—	157,000
Property and Equipment, Net	52,892	355,005
Investments, at Cost	—	120,482
Intangible Assets, net of accumulated amortization	—	984,390
Goodwill	—	216,415

Total Assets	$7,552,936	$16,676,681

Liabilities and Stockholders’ Equity
Current Liabilities: Notes Payable	$—	$663,655
Accounts Payable	118,440	5,993,977
Accounts Payable Wanhui Group	—	664,643
Deferred Revenue	—	17,552
Accrued Payroll	111,272	475,835
Accrued Professional Fees	396,171	174,650
Accrued Other	50,602	656,564
Accrued Contract Allowance	—	447,105
Due to Investors	118,750	—

Total Current Liabilities	795,235	9,033,981

Notes Payable, long term	—	243,872

Total Liabilities	795,235	9,277,853

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 21,880,897 Shares Issued and Outstanding	17,682	21,882
Additional Paid in Capital	8,906,007	14,707,590
Common Stock Warrants	1,278,588	1,812,812
Accumulated Deficit	(3,444,576)	(9,143,456)

Total Stockholders’ Equity	6,757,701	7,398,828

Total Liabilities and Stockholders’ Equity	$7,552,936	$16,676,681

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Consolidated Statements of Operations                                                  Beijing Med-Pharm Corporation and Subsidiaries

For the Years Ended December 31,	2003	2004	2005

Net Revenues	$933,025	$209,304	$4,179,168
Cost of Sales	664,813	317,777	4,979,911

Gross Margin	268,212	(108,473)	(800,743)

Sales and Marketing Expenses	36,098	63,334	406,799
General and Administration Expenses	217,524	2,201,009	4,405,893
Bad Debt Expense	6,590	—	—

Total Operating Expenses	260,212	2,264,343	4,812,692

(Loss) Income From Operations	8,000	(2,372,816)	(5,613,435)

Other Income (Expense):
Interest Income	—	77,906	177,051
Interest (Expense)	(496)	(6,709)	(214,380)
Other (Expense)	—	—	6,773

Total Other (Expense) Income	(496)	71,197	(30,556)

(Loss) Income Before Provision For Income Taxes	7,504	(2,301,619)	(5,643,991)
Provision For Income Taxes	2,178	—	79,767

Net (Loss) Income	$5,326	$(2,301,619)	$(5,723,758)

Basic and Fully-Diluted (Loss) Earnings Per Share	$0.00	$(0.16)	$(0.31)

Basic and Fully-Diluted Weighted-average Shares Outstanding	7,807,509	14,742,822	18,569,353

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Consolidated Statements of Stockholders’ Equity                                                 Beijing Med-Pharm Corporation and Subsidiaries

	Common Stock
	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Total Stockholders’ Equity

Balance as of December 31, 2003	—	—	1,114,858	—	(1,142,957)	(28,099)
Issuance of Common Stock Upon Reverse Merger of Just Great Coffee	760,005	760	(760)	—	—	—
Issuance of Common Stock Upon Acquisition of BMP China	7,807,509	7,808	(7,808)	—	—	—
Costs Incurred in Connection with Reverse Merger and Acquisition	417,750	418	(418)	—	—	—
Common Stock Issuance in Connection with Private Placement	8,695,652	8,696	9,991,304	—	—	10,000,000
Costs Incurred in Connection with Stock Issuance	—	—	(1,208,175)	—	—	(1,208,175)
Stock-Based Compensation	—	—	295,594	—	—	295,594
Common Stock Warrants Issuance	—	—	(1,278,588)	1,278,588	—	—
Net Loss	—	—	—	—	(2,301,619)	(2,301,619)

Balance as of December 31, 2004	17,680,916	$17,682	$8,906,007	$1,278,588	$(3,444,576)	$6,757,701
Common Stock Issuance in Connection with Private Placement	4,199,981	4,200	6,295,800	—	—	6,300,000
Costs Incurred in Connection with Stock Issuance	—	—	(459,068)	—	—	(459,068)
Correction of prior period misposting of related party debt payment recorded as a reduction of additional paid in capital	—	—	100,000	—	—	100,000
Stock-Based Compensation	—	—	399,075	—	—	399,075
Common Stock Warrants Issuance	—	—	(534,224)	534,224	—	—
Foreign Currency Translation	—	—	—	—	24,878	24,878
Net Loss	—	—	—	—	(5,723,758)	(5,723,758)

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,143,456)	$7,398,828

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Consolidated Statements of Cash Flows                                                  Beijing Med-Pharm Corporation and Subsidiaries

For the Years Ended December 31	2003	2004	2005

Cash Flows from Operating Activities:
Net (Loss) Income	$5,326	$(2,301,619)	$(5,723,758)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Depreciation	2,468	7,218	39,947
Currency Translation Adjustment	—	—	24,878
Stock-Based Compensation	—	295,594	399,075
Loss on Disposal of Equipment	—	—	15,081
Intangible amortization	—	—	42,610
(Increase) Decrease in Accounts Receivable	(15,495)	(23,322)	562,241
Decrease in Inventory	—	—	294,940
(Increase) Decrease in Other Receivables	100	(12,319)	1,097,255
(Increase) in Value Added Tax Receivable	—	—	(4,789)
(Increase) in Prepaid Expenses and Other Current Assets	(470)	(17,048)	(884,529)
Increase (Decrease) in Accounts Payable	999	13,533	(1,014,188)
Increase Deferred Revenue	—	—	17,552
Increase (Decrease) in Accrued Payroll	(15,439)	93,009	342,506
Increase (Decrease) in Accrued Professional Fees	—	396,171	(221,521)
Increase in Contract Allowances	—	—	447,105
Increase (Decrease) in Accrued Other	(9,831)	41,074	234,164

Net Cash Used in Operating Activities	(32,342)	(1,507,709)	(4,331,431)

Cash Flows from Investing Activities:
Purchase Deposit on Acquisition of Beijing Wanwei	—	(1,132,530)	1,132,530
Acquisition payment due to Wanwei Group	—	—	664,643
Cash paid for Acquisition, net of Cash Received	—	—	(1,724,136)
Acquisition of Property and Equipment	(508)	(38,831)	(183,005)

Net Cash Used In Investing Activities	(508)	(1,171,361)	(109,968)

Cash Flows from Financing Activities:
Net Proceeds from Sale of Common Stock	—	8,791,825	5,940,932
Net Proceeds from Note Payable	—	—	(497,657)
Increase (Decrease) in Due to Investors	—	118,750	(118,750)
Increase in Restricted Cash	—	—	(265,000)
Advances to Affiliated Entity	—	(20,113)	20,113

Net Cash Provided by Financing Activities	—	8,890,462	5,079,638

Net Increase in Cash and Equivalents	(32,850)	6,211,392	638,239
Cash and Equivalents, Beginning	89,130	56,280	6,267,672

Cash and Equivalents, Ending	$56,280	$6,267,672	$6,905,911

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$3,261	$1,553	$2,117
Interest	—	—	3,297

Non-Cash Investing and Financing Activities:

During the year ended December 31, 2004, in connection with services provided associated with a private placement completed in March 2004, the Company issued common stock warrants for the purchase of 400,000 shares of common stock, and in connection with services provided for the reverse merger completed in January 2004 and the acquisition of BMP China completed in February 2004, the Company issued a common stock warrant for the purchase of 173,913 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $1,278,588.

During the year ended December 31, 2005, the Company completed a private placement and issued common stock warrants for the purchase of 1,049,828 shares of common stock, and in connection with services provided associated with a private placement completed October 2005, the Company issued common stock warrants for the purchase of 189,000 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $534,224.

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

Notes to the Consolidated Financial Statements                                                  Beijing Med-Pharm Corporation and Subsidiaries

1.     Significant Accounting Policies:

Reporting Entity:     The consolidated financial statements of Beijing Med-Pharm Corporation and Subsidiary (together referred to as “the Company”) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Co. Ltd. (formerly known as Beijing Med-Pharm Marketing Calculating Co., Ltd.) (“BMP China”), Beijing Wanwei Pharmaceutical Company, Ltd. (Wanwei) and Beijing Med-Pharm Honk Kong Co., Ltd. (“ Hong Kong”). All significant inter-company balances and transactions have been eliminated in consolidation. BMP China is principally engaged in product registration, market research, pre-market entry analysis, clinical trial management and pharmaceutical marketing to physicians, hospitals, and other healthcare providers throughout The People’s Republic of China (“PRC” or “China”). The acquisition of BMP China by the Company was made in February 2004, the balance sheet and the statements of operations and cashflows as of and for the year ended December 31, 2003 only include those balances of BMP China. Wanwei is principally engaged in pharmaceutical distribution services serving domestic pharmaceutical companies located in The People’s Republic of China (“PRC” or “China”). BMP Hong Kong is a holding Company. All amounts are presented in U.S. currency.

On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group, or Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, the Company was notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received a business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations.

Cash and Equivalents and restricted cash:     The Company maintains a cash management program, which provides for the investment of excess cash balances primarily in short-term money market instruments and investments, which, at times, may exceed federally insured limits. The Company considers such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004 and 2005, approximately $373,000 and $1,072,000 respectively, of the Company’s cash and equivalents are maintained in foreign banking institutions within China. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.

Restricted cash as of December 31, 2005 consists of certificate of deposit as collateral for a financing agreement for the purchase of a ERP software, first year support and implementation. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid.

Trade Accounts Receivable and Concentration of Credit Risk:     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectibility of accounts receivable.

Property and Equipment:     Property and equipment are recorded at cost, and consist of office equipment, furniture and fixtures, vehicles and leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Investment – The Company’s investment represents an investment in a non-marketable equity interest carried at the lower of cost or net realizable value. The Company estimates that cost is less than the net realizable value as of December 31, 2005.

Goodwill – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs tests of goodwill to determine if impairment has occurred. Goodwill was recorded for the first time in October 2005 in connection with the Wanwei acquisition.

Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the Wanwei acquisition to the following identifiable intangible assets: Customer Relationships and Pharmaceutical Distribution and Good Supply Practice License.

Back to Contents

Revenue Recognition:     The Company provides comprehensive marketing and promotion services to manufacturers under exclusive agreements for specified pharmaceuticals, which are distributed through distribution agreements between the manufacturers and the distribution provider. The Company has also entered into separate cooperation agreements with the distributor. The exclusive agreements with manufacturers expire on various dates ranging from December 2006 through September 2008, subject to certain termination provisions, such as specified minimum sales targets and solvency provisions. The Company recognizes revenue, net of returns, in the form of commissions on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of the agreements, revenues are generally receivable from manufacturers within 45 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.

The Company also provides clinical and regulatory services, which include pre-market entry analysis and product registration services. Fees for such services are contractually fixed, with payment schedules generally defined in accordance with significant milestones of the contracted service. Revenue is recognized as the services are provided, and payments received in advance of such services are recorded as deferred revenue until such time the services are completed.

The Company recognizes distribution sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. Any shipping, handling or other costs incurred by the Company associated with the sale, which amount to $30,627 during the year ended December 31, 2005, are expensed as selling and marketing expense in the period when the sale occurs.

Foreign Currency Translation:     The accounts of the Company’s foreign subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). The Company has determined that the functional currency of its subsidiary should be their local currency, the Chinese RenMinBi (RMB). The translations of the functional currency financial statements of its subsidiary into United States reporting currency are performed for assets and liabilities denominated in foreign currencies using the closing exchange rates in effect at the balance sheet dates. On July 21, 2005, China increased the value of the RMB by 2.1% to RMB 8.11 to the dollar and announced that the RMB will no longer be pegged to the United States dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Transaction gains and losses are determined using the average exchange rate during the year.

Income Taxes:     The Company reports under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Fair Value of Financial Instruments:     Cash, accounts receivable, accounts payable, accrued liabilities and debt are reflected in the financial statements at carrying amounts which approximate fair value.

Earnings Per Share:     The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. Common stock equivalents have been excluded from the diluted per share calculations as of December 31, 2004 and 2005, as the Company has incurred a net loss during each the years then ended, and their inclusion would have been anti-dilutive. The number of weighted average shares for the years ended December 31, 2003 equate to the shares issued to Abacus upon the Company’s acquisition of BMP China, which was wholly-owned by Abacus.

Back to Contents

Advertising Costs:     The Company expenses advertising costs as incurred. During the years ended December 31, 2003,2004 and 2005 the Company did not incur any advertising expenses.

Use of Estimates:     Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Actual results experienced by the Company may differ from those estimates.

Stock-Based Compensation:     The Company has a stock-based employee compensation plan, the 2004 Stock Incentive Plan (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other equity-based awards (See Note 11). The Company accounts for stock options granted to employees using the intrinsic method in accordance with APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 148.

2.     Acquisitions:

In January 2004, the Company completed a reverse merger with Just Great Coffee, Inc. (“JGC”), a US-based corporation with no assets, liabilities or operating results for the periods presented, to gain access to the public capital markets. JGC was incorporated on May 31, 1994 in New Jersey. In connection with the reverse merger agreement, 100% of the JGC voting stock was acquired for 760,005 common stock shares. The Company received larger voting rights of the combined entity and controlled the Board of Directors. All members of management of the combined entity were the Company employees.

In February 2004, the Company acquired a 100% interest in BMP China from Abacus Investments Ltd., a majority shareholder of the Company at the time of the acquisition, in exchange for 7,807,509 of the Company’s common stock shares. The Company was incorporated on December 10, 2003 in Delaware. At the date of acquisition, in accordance with SFAS No. 141, “Business Combinations,” paragraph D12, since the exchange of shares as between entities under common control, the Company recorded the assets and liabilities transferred at their historical cost at the time of their transfer. In accordance with SFAS No. 141 paragraphs D14 through D18, the financial statements and financial data for the periods presented reflect the financial results of the previously separate entities as combined.

On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group, or Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, the Company was notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received a business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations. On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date and, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that that date Wanwei’s actual tax liability is lower than our estimate, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the Company estimate, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the first quarter of 2006. Not included in the purchase price listed below is $1,039,000 which the Company paid in accordance with the capital contribution of share transfer and delay restructuring agreement. The $1,039,000 has been reflected in the Consolidated Statement of Cash Flows as it represents a cash flow at the time of acquisition which was required per the share transfer and debt restructuring agreement.

Reconciliation of cash paid for Wanwei acquisition:

Purchase Price	$(994,110)
Capital contribution in accordance with the share transfer and debt restructuring agreement	(1,039,000)
Cash received at time of acquisition	308,924

$1,724,136

Back to Contents

Cash at closing, still payable	$664,643
Acquisition costs – direct	329,467

Total Purchase Price	994,110
Less: Fair value of identifiable assets acquired:
Cash	308,974
Accounts receivable, net	5,793,789
VAT Recoverable	400,840
Investments, at cost	123,916
Inventory	1,577,807
Plant & equipment	174,136

8,379,452
Plus: Fair value of liabilities assumed:
Notes payable	1,405,181
Accounts payable	6,829,739
Accrued expenses	393,855

8,628,767

Excess of cost over fair value of net assets acquired; goodwill	$1,243,415

The following values were assigned to intangible assets; (a) customer relationships – $416,000 and (b) Pharmaceutical Distribution License and Good Supply Practice License – $611,000.

Unaudited pro forma results of operations for the years ended December 31, 2004 and 2005, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

	Year Ended December 31,
	2004	2005

Proforma revenues	$16,861,117	$19,821,117
Proforma net income	(2,836,590)	(5,166,588)
Earnings per share-basic and fully diluted proforma	$(0.16)	$(0.28)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

3.     Property and Equipment:

Property and equipment as of December 31, 2004 and 2995, consist of the following:

	Useful Lives	2004	2005

Furniture and Equipment	5-10 Years	$204,000	171,938
Motor Vehicles	10 Years	0	77,457
Leasehold Improvements	5 Years	9,651	187,698

		213,651	437,093
Less: Accumulated Depreciation		160,759	82,088

		$52,892	355,005

During the years ended December 31, 2003, 2004 and 2005, depreciation expense was $2,468, $7,218 and $39,947, respectively.

Back to Contents

4.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

December 31, 2005

Balance as of January 1, 2005	$0
Goodwill acquired during the year with the Wanwei acquisition	216,415

Balance as of December 31, 2005	$216,415

The components of intangible assets subject to amortization are:

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Licenses	$611,000	$33,944	$577,056
Customer Relationships	416,000	8,666	407,334

Total	$1,027,000	$42,610	$984,390

5.     Long-term Obligations

The carrying value of long-term obligations was as follows:

	Year Ended December 31,
	2004	2005

Notes payable	$0	$907,527
Less current maturities	0	663,655

Long-term obligations, net	$0	$243,872

Future payments under notes payable agreement are as follows as of December 31, 2005:

Notes Payable

Year Ending December 31,
2006	$663,655
2007	117,378
2008	126,494

Total future minimum payments	907,527
Less current portion of long-term obligations	663,655

Long term portion of long-term obligations	$243,872

In December 2005, Beijing Med-Pharm entered into a financing agreement for the purchase of a ERP software, first year support and implementation with a financing company. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid.

Back to Contents

6.     Income Taxes:

The provision for income taxes during the years ended December 31, 2003, 2004 and 2005 consists of the following:

	2003	2004	2005

Domestic:
Current	$—	$—	$30,954
Deferred	—	(555,000)	(1,276,000)

	—	(555,000)	(1,245,046)

Foreign:
Current	2,178	—	48,813
Deferred	(4,000)	7,000	(652,000)

	(1,822)	(548,000)	(603,187)

Change in Valuation Allowance	4,000	548,000	1,928,000

	$2,178	$—	$79,767

As discussed in Note 1, the Company reports under SFAS No. 109. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

The United States and foreign components of earnings (loss) before income taxes were as follows:

	For the Years Ended December 31,
	2003	2004	2005

United States	$—	$(1,744,188)	$(3,790,523)
Foreign	7,504	(557,431)	(1,853,468)

	$7,504	$(2,301,619)	$(5,643,991)

The temporary differences that give rise to a significant portion of the deferred income tax asset as of the year ended December 31, 2004 and 2005 are as follows:

	2004	2005

Net Operating Loss Carryforwards	$555,000	$2,248,000
Other Receivables & Accrued Expenses	373,000	608,000
Less: Valuation Allowance	(928,000)	(2,856,000)

Net Deferred Tax Asset	$—	$—

Other Liabilities	—	—

Net Deferred Tax Liabilities	$—	$—

For the years ended December 31, 2004 and 2005, a valuation allowance for deferred tax assets of $928,000 and $2,856,000, respectively, has been established to reduce the deferred tax assets to amounts estimated by management to be realizable.

Back to Contents

The reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	2003	2004	2005

Federal Statutory Income Tax Rate	—	34%	34%
State Statutory Income Tax Rate	—	4%	4%
Permanent Items & Other	—	—	5%
Foreign Income Tax Rate	33%	33%	33%
Foreign Net Operating Losses Not Carried Forward	—	(33%)	(33%)
Less: Change in Valuation Allowance	33%	38%	34%

Effective Tax Rate	0%	0%	(1)%

For the year ended December 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $4,868,000, which are available to offset future federal and state taxable income, if any.

The domestic federal and state operating losses expire as follows:

Year of Expiration	Federal Operating Losses	State Operating Losses

2016	$—	$611,000
2024	1,398,000	787,000
2025	3,451,000	3,470,000

	$4,849,000	$4,868,000

The Company’s income tax provision and related reserves are based on management’s current estimates and such estimates may require adjustments in the future based on management’s evaluation of conditions and circumstances in effect at that time.

On October 24, 2005, the Company acquired Beijing Wanwei Pharmaceutical Co., Ltd. In connection with the acquisition, the seller, Wanhui Group, has idemnified the Company for a maximum of approximately $665,000 of income taxes associated with taxable income prior to the date of acquistion. The reported taxable income for Wanwei is subject to review and approval by the Peoples Republic of China Tax Bureau. Management has recorded its income tax provision at amounts expected to be approved by the Tax Bureau, however, additional taxes in the maximum amount of $528,000 may be due and payable in excess of amounts indemnified by Wanhui Group.

7.     Common Stock:

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share, of which 21,880,897 shares are issued and outstanding, 2,500,000 shares are reserved for issuance upon exercise of common stock options, and 1,812,741 shares are reserved for issuance upon exercise of outstanding common stock warrants.

In January 2004, the Company issued 760,005 shares of common stock to the then existing stockholders of Just Great Coffee, Inc. in connection with the reverse merger of Just Great Coffee, Inc. with and into the Company.

In February 2004, in connection with the acquisition of BMP China, the Company issued 7,807,509 shares of common stock in exchange for 100% of the outstanding equity interest of BMP China.

In February 2004, the Company issued 157,500 shares of common stock in connection with the payment of $157,500 of the Company’s fees and expenses incurred in connection with the Just Great Coffee, Inc. merger and the acquisition of BMP China.

In March 2004, the Company issued 8,695,652 shares of common stock in a private placement at a purchase price of $1.15 per share. Gross proceeds from the private placement amounted to approximately $10,000,000, less associated costs of approximately $1,200,000.

Back to Contents

In March 2004, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock as compensation for placement agent services provided in connection with the private placement completed in February and March 2004 and a warrant to purchase 173,913 shares of common stock as compensation for services provided in connection with the reverse merger and the acquisition of BMP China, in each case at an exercise price of $1.15 per share and with an expiration date of April 26, 2009. The Company has valued the warrants using the Black-Scholes option pricing model at $1,278,588, has designated it as an equity instrument and has recorded the value of the warrant as common stock. During the year ended December 31, 2004, none of the warrants issued have been exercised or canceled. As of December 31, 2004, all the warrants are exercisable and outstanding.

In April 2004, the Company issued 260,250 shares of common stock as compensation for services provided in connection with the reverse merger and the acquisition of BMP China.

In October 2005, the Company issued 4,199,981 shares of common stock and 1,049,828 warrants in a private placement at a purchase price of $1.50 per investment unit. Gross proceeds from the private placement amounted to approximately $6,300,000, less associated costs of approximately $360,000.

In October 2005, the Company issued warrants to purchase an aggregate of 189,000 shares of common stock as compensation for placement agent services provided in connection with the private placement completed in October 2005.

The fair value of these warrants, in the amount of $534,234 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004: risk-free interest rate was 4.13%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90%, and a weighed average expected life of the warrants of 3 years for each period. The assumptions for 2005: risk-free interest rate was 5%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90% and a weighted average expected life of the warrants of 1.25 years for each period.

8.     Lease Commitments:

The Company leases it executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2007. The lease requires minimum monthly rental payments of $5,310.

The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2007. The lease requires minimum monthly rental payments of $5,948.

The Company leases its Wanwei office and warehouse facilities in Beijing, China under a lease agreement that expires during December 2007. The lease requires minimum monthly rental payments of $6,747 and $6,883, for the office and warehouse facility, respectively.

During the years ended December 31, 2002, 2003 and 2004, rent expense incurred by the Company amounted to approximately $61,000, $77,500 and $160,000, respectively.

Future minimum lease payments due under the lease agreement as of December 31, 2005 are as follows:

Year Ending December 31,	Minimum Payment Due

2006	$304,350
2007	234,290

Total	$538,640

9.     Restrictions on Dividends:

The Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders is dependent on the earnings and the distribution of funds from its subsidiaries. If BMP China or future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to the Company, which in turn would limit the Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders. Further, the Company’s corporate structure may restrict the distribution of dividends to its

Back to Contents

shareholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China is required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends. As of December 31, 2004 and 2005, the Company has an accumulated deficit, therefore no such reserves have yet been established.

10.     Segment Information:

The Company is organized based upon the products and services it provides to its customers, and substantially all of its operations are located in China. The Company operated in one significant business segment during the years ended December 31, 2003 and 2004. During the years ended December 31, 2003 and 2004, 100% of the Company’s revenues were derived from marketing fees. The Company’s operations are comprised of two reportable segments during the year ended December 31, 2005: Pharmaceutical Distribution and Marketing fees.

The Pharmaceutical Distribution reportable segment includes the operations of Wanwei. The Sales and Marketing reportable segment includes the operations of BMP China.

The chief operating decision maker for the Pharmaceutical Distribution segment is the General Manager of Wanwei whose function is to allocate resources to, and assess the performance of Wanwei. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, is the primary business activity of Wanwei. Pharmaceutical Distribution operates in a high volume and low margin environment.

Wanwei distributes a brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a variety of healthcare providers.

Back to Contents

The following tables present reportable segment information for the periods indicated:

	Revenue

Year ended December 31,	2003	2004	2005

Pharmaceutical distribution	$—	$—	$3,997,346
Marketing fees	933,025	209,304	181,822

Total Revenues	$933,025	$209,304	$4,179,168

	Operating Income

Year ended December 31,	2003	2004	2005

Pharmaceutical distribution	$—	$—	$(46,271)
Marketing fees	8,000	(628,629)	(1,625,045)
Corporate	—	(1,744,187)	(3,942,119)

Total Operating Income	$8,000	$(2,372,816)	$(5,613,435)

	Assets

Year ended December 31,	2003	2004	2005

Pharmaceutical distribution	$—	$—	$9,673,580
Marketing fees	104,599	1,608,144	6,964,861
Corporate	—	5,944,792	253,024

Total Assets	$104,599	$7,552,936	$16,891,465

	Depreciation

Year ended December 31,	2003	2004	2005

Pharmaceutical distribution	$—	$—	$27,699
Marketing fees	2,468	7,218	10,283
Corporate	—	—	1,965

Total Depreciation	$2,468	$7,218	$39,947

	Capital Expenditures

Year ended December 31,	2003	2004	2005

Pharmaceutical distribution	$—	$—	$11,586
Marketing fees	508	38,831	56,268
Corporate	—	—	115,152

Total Capital Expenditures	$508	$38,831	$183,006

The Pharmaceutical distribution segment was started in October 2005 with the acquisition of Wanwei.

11.     Stock-Based Compensation:

The Company’s 2004 Stock Incentive Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 2,500,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. The Plan also provides that no more than 100,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.

Back to Contents

The Company has adopted the disclosure of provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for the continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB 25 and related interpretations in accounting for stock-based compensation. During the year ended December 31, 2004, the Company issued options to employees to purchase 930,000 shares of common stock at an exercise price of $1.15 per share. During the year ended December 31, 2004, the Company recorded compensation expense of $295,594, which represents the difference between the exercise price and the fair value of the common stock. During the year ended December 31, 2005, the Company issued options to employees to purchase 605,000 shares of common stock at exercise prices ranging between of $1.60 and $3.66 per share. During the year ended December 31, 2005, the Company recorded compensation expense of $399,075, which represents the difference between the exercise price and the fair value of the common stock. SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires the Company to present pro forma information as if the Company had accounted for employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the vesting period. The impact of this calculation on the net loss is as follows:

	2004	2005

Net Loss	$(2,251,107)	$(5,723,758)
Add: Stock-based employee compensation expense included in net income	295,594	399,075
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(362,625)	(570,030)

Pro-forma net loss	$(2,318,138)	$(5,894,713)

Earnings/(loss) per share:
Basic and Fully Diluted — as reported	$(0.15)	$(0.31)
Basic and Fully Diluted — pro forma	(0.16)	(0.32)

Stock option activity during the year ended December 31, 2004 and 2005 is as follows:

	2004		2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Outstanding as of January 1,	—	—	930,000	$1.15
Stock Options Granted	1,060,000	$1.15	605,000	2.21
Stock Options Forfeited	(130,000)	1.15	(140,000)	1.15

Outstanding as of December 31,	930,000	$1.15	1,395,000	$1.61

Exercisable at end of year	—	—	—	—

Back to Contents

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004: risk-free interest rate was 4.13%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90%, and a weighted average expected life of the option of 3 years for each period.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005: risk-free interest rate was 5.0%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90%, and a weighted average expected life of the option of 3 years for each period.

12.     Major Customer:

During the years ended December 31, 2003 and 2004 one customer comprised approximately 88% and 15%, respectively, of the Company’s total revenues. In December 2003, the customer agreement associated with revenues recorded during the year ended December 31, 2003 was terminated. As of December 31, 2003 and 2004, the amounts due in connection with this revenue agreement represent approximately 100% and 33% of total accounts receivable, respectively. During the year ended December 31, 2005 no one customer comprised 10% or greater of the Company’s total revenues.

13.     Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. Unless modified, the Company will be required to comply with the provisions of SFAS No. 123R as of the beginning of our next fiscal year (January 1, 2006 for the Company). The Company currently does not record compensation expense related to its stock-based employee compensation plans in its financial statements. The Company has not determined the impact of the adoption of SFAS No. 123R for the year ended December 31, 2005. If the Company had elected to recognize compensation expense under SFAS No. 123R the amount would have been $437,000 for 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) The American Jobs Creation Act of 2004 (“AJCA”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the AJCA) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP FAS 109-2 was effective upon its issuance. The adoption of FSP FAS 109-2 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Back to Contents

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS 154”), “Accounting for Changes and Errors Corrections – a Replacement of Accounting Principles Board Opinion No. 20 (“APB” 20) and FASB Statement No. 3.” Previously, APB 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principles in net income of the period of the change. SFAS 154 requires companies to recognize changes in accounting principles, including changes required by new accounting pronouncements when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

14.     Quarterly Financial Information (Unaudited):

Selected unaudited quarterly results for the year ended December 31, 2005 and 2004 were as follows:

	Total	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31 2005

Year Ended December 31, 2005
Revenues	4,179,168	4,055,329	23,086	44,018	56,735
Gross Margin	(800,743)	(140,149)	(62,788)	(545,773)	(52,033)
Operating (loss)	(5,613,435)	(1,840,709)	(1,174,043)	(1,667,078)	(931,605)
Net (loss)	(5,723,758)	(2,042,386)	(1,121,130)	(1,652,637)	(907,605)
Basic and diluted (loss) per share	$(0.31)	$(0.10)	$(0.06)	$(0.09)	$(0.06)

	Total	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31 2004

Year Ended December 31, 2004
Revenues	209,304	76,219	35,843	15,089	82,153
Gross Margin	(108,473)	(12,286)	(65,269)	(58,392)	27,474
Operating (loss)	(2,372,816)	(1,104,709)	(717,300)	(472,596)	(78,211)
Net (loss)	(2,301,619)	(1,095,513)	(674,868)	(452,992)	(78,246)
Basic and diluted (loss) per share	$(0.16)	$(0.08)	$(0.04)	$(0.03)	$(0.01)

Back to Contents

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2004, and 2005

Description	Balance at beginning of Period	Charged to costs and Expenses	Deductions (write-offs)	Balance at End of Period

December 31, 2003
Allowance for doubtful accounts	$—	$6,590	$(6,590)	$—
December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006	BEIJING MED-PHARM CORPORATION

By:FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: DAVID GAO	By: MARTYN D. GREENACRE
David Gao	Martyn D. Greenacre
Chief Executive Officer, Director and Principal Executive Officer March 30, 2006	Director March 30, 2006

By: MICHEL Y. DE BEAUMONT	By: JACK M. FERRARO
Michel Y. de Beaumont	Jack M. Ferraro
Director	Director
March 30, 2006	March 30, 2006

By: FRANK J. HOLLENDONER	By: JOHN W. STAKES, M.D.
Frank J. Hollendoner	John W. Stakes, M.D.
Director	Director
March 30, 2006	March 30, 2006

Back to Contents

EXHIBIT INDEX

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Warrant, dated October 14, 2005, by and between Beijing Med-Pharm Corporation and the signatories thereto, including schedule of aggregate number of warrants issued and exercise price thereof (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.1	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Bejing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Bejing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Back to Contents

Exhibit Number	Description

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (Registration no. 333-130-447) filed with the SEC on December 19, 2005, as amended)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)**

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-130447) filed with the SEC on December 19, 2005, as amended)

23.1*	Consent of Grant Thornton, Hong Kong

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

        * Filed herewith

     ** Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.