Form 10-Q
period 2006-03-31
BEIJING MED PHARM CORP
filed 2006-05-15
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-51409

BEIJING MED-PHARM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0434726

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 W. Germantown Pike, Suite 400 Plymouth Meeting, Pennsylvania	19462

(Address of principal executive offices)	(Zip Code)

(610) 940-1675

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of May 4, 2006 was 22,535,307.

Back to Contents

BEIJING MED-PHARM CORPORATION
INDEX

Back to Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and Cash Equivalents	$5,709,693	$6,905,911
Restricted Cash	108,000	108,000
Accounts Receivable	5,273,171	5,100,851
Inventory	1,130,534	1,282,867
Other Receivables	109,381	138,084
Value Added Tax Receivable	378,663	405,629
Prepaid Expenses and Other Current Assets	799,119	902,047

Total Current Assets	13,508,561	14,843,389
Restricted Cash	157,000	157,000
Property and Equipment, Net	458,748	355,005
Investments, at Cost	120,482	120,482
Intangible Assets, net of accumulated amortization	919,808	984,390
Goodwill	216,415	216,415

Total Assets	$15,381,014	$16,676,681

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$653,896	$663,655
Accounts Payable	4,982,667	5,933,977
Accounts Payable Wanhui Group	664,643	664,643
Deferred Revenue	17,552	17,552
Accrued Payroll	401,076	475,835
Accrued Professional Fees	123,566	174,650
Accrued Other	835,331	656,564
Contract Allowance	449,892	447,105

Total Current Liabilities	8,128,623	9,033,981

Notes Payable, long term	217,465	243,872

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares	21,979	21,882
Authorized; 21,978,144 Shares Issued and Outstanding
Additional Paid in Capital	15,929,297	14,707,590
Common Stock Warrants	1,754,302	1,812,812
Accumulated Deficit	(10,670,652)	(9,143,456)

Total Stockholders’ Equity	7,034,926	7,398,828

Total Liabilities and Stockholders’ Equity	$15,381,014	$16,676,681

See notes to consolidated financial statements.

Back to Contents

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,

	2006	2005

Net Revenues	$4,722,784	$56,735
Cost of Services	4,552,105	108,768

Gross Margin	170,679	(52,033)

Sales and Marketing Expenses	308,332	10,539
General & Administration Expenses	1,399,937	869,033

Total Operating Expenses	1,708,269	879,572

Loss From Operations	(1,537,590)	(931,605)

Other Income (Expense):
Interest Income	50,144	39,000
Interest Expense	(16,387)	—

Total Other (Expense) Income	33,757	39,000

Loss Before Provision For Income Taxes	(1,503,833)	(892,605)
Provision For Income Taxes	33,863	15,000

Net Loss	$(1,537,696)	$(907,605)

Basic and Fully-Diluted (Loss) Earnings Per Share	$(0.07)	$(0.05)

Basic and Fully-Diluted Weighted-average Shares Outstanding	21,892,783	17,680,916

See notes to consolidated financial statements.

Back to Contents

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

	Number of Shares	Common Stock $.001 Par Value			Accumulated Deficit

			Additional Paid-in Capital	Common Stock Warrants		Total Stockholders’ Equity

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,143,456)	$7,398,828

Stock-Based Compensation	—	—	287,378	—	—	287,378

Series A Warrant Exercise	97,247	97	934,329	(58,510)	—	875,916

Foreign Currency Translation	—	—	—	—	10,500	10,500

Net Loss	—	—	—	—	(1,537,696)	(1,537,696)

Balance as of March 31, 2006 (Unaudited)	21,978,144	$21,979	$15,929,297	$1,754,302	$(10,670,652)	$7,034,926

See notes to consolidated financial statements.

Back to Contents

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,537,696)	$(907,605)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities:
Depreciation	13,868	2,294
Amortization of Intangible Assets	64,582	—
Stock-Based Compensation	287,378	99,769
(Increase) in Accounts Receivable	(172,320)	(46,255)
Decrease in Inventory	152,333	—
(Increase) Decrease in Other Receivables	28,703	(11,652)
Decrease in Value Added Tax Receivable	26,966	—
(Increase) Decrease in Prepaid Expenses and Other Current Assets	102,928	(25,316)
(Decrease) in Accounts Payable	(951,310)	(348)
(Decrease) in Accrued Payroll	(74,759)	(24,490)
(Decrease) in Accrued Professional Fees	(51,084)	(28,514)
Increase in Contract Allowance	2,787	—
Increase in Accrued Other	178,767	31,450

Net Cash Used in Operating Activities	(1,928,857)	(910,667)

Cash Flows from Operating Activities:
Acquisition of Property and Equipment	(117,611)	—

Net Cash Used in Investing Activities	(117,611)	—

Gross Proceeds from exercise of Common Stock Warrants	875,916	—
Net Repayments of Note Payable	(36,166)	—

Net Cash Provided by Financing Activities	839,750	—
Effect of Exchange Rate Change on Cash	10,500	—

Net Increase in Cash and Equivalents	(1,196,218)	(910,667)
Cash and Equivalents, Beginning	6,905,911	6,267,672

Cash and Equivalents, Ending	$5,709,693	5,357,005

Supplemental Disclosure of Cash Flows Information
Cash Paid During the Year for:
Income Taxes	$50,290	15,000
Interest	20,791	—

See notes to consolidated financial statements.

Back to Contents

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March  31, 2005 and 2006 of Beijing Med-Pharm Corporation and Subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Market Calculating Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2006, as the Company has incurred a net loss during the three months then ended, and their inclusion would have been anti-dilutive.

Accounting Policy: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using the modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

In November 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position no. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method that includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effect of stock-based compensation and to determine the subsequent impact on the additional paid-in capital pool and the Consolidated Statement of Cash Flows for stock-based compensation awards that are outstanding upon the adoption of FAS No. 123R. The Company is currently evaluating this transition method.

2. Acquisition:

In January 2004, the Company completed a reverse merger with Just Great Coffee, Inc. (“JGC”), a US-based corporation with no assets, liabilities or operating results for the periods presented, to gain access to the public capital markets. JGC was incorporated on May 31, 1994 in New Jersey. In connection with the reverse merger agreement, 100% of the JGC voting stock was acquired for 760,005 common stock shares, and JGC merged with and into us and we were the surviving corporation.

Back to Contents

In February 2004, the Company acquired a 100% interest in BMP China from Abacus Investments Ltd., a majority shareholder of the Company at the time of the acquisition, in exchange for 7,807,509 shares of the Company’s common stock shares. At the date of acquisition, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), paragraph 12, since the exchange of shares was between entities under common control, the Company recorded the assets and liabilities transferred at their historical cost at the time of their transfer. In accordance with SFAS No. 141 paragraphs D14 through D18, the financial statements and financial data for the periods presented reflect the financial results of the previously separate entities as combined.

On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, the Company was notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received a business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations. On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date and, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that that date Wanwei’s actual tax liability is lower than our estimate, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the Company estimate, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the second quarter of 2006.

3. Segment Information:

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

Wanwei distributes brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a variety of healthcare providers.

The following tables present reportable segment information for the periods indicated:

Three months ended March 31, (unaudited)	2006	2005

Pharmaceutical distribution	$4,679,113	$—
Marketing fees	43,671	56,735

Total Revenues	$4,722,784	$56,735

Three months ended March 31, (unaudited)	2006	2005

Pharmaceutical distribution	$(132,857)	$—
Marketing fees	(392,405)	(166,590)
Corporate	(1,012,328)	(765,015)

Total Operating Loss	$(1,537,590)	$(931,605)

Back to Contents

4. Shareholders’ Equity

The following table shows weighted average basic shares for the respective periods:

Three months ended March 31,	2006	2005

Weighted average basic shares	21,892,783	17,680,916

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2006 and 2005 because their inclusion would have been anti-dilutive.

Three months ended March 31,	2006	2005

Number of shares	21,892,783	17,680,916
Range of exercise price	$1.15 – $2.25	$1.15

5. Stock-Based Compensation:

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

Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the quarter March 31, 2005, the Company applied the recognition and measurement principles of APB 25 and related interpretations in accounting for stock-based compensation. During the quarter March 31, 2005, the Company issued options to employees to purchase 340,000 shares of common stock at an exercise price of $2.25 per share. During the quarter ended March 31, 2005, the Company did not record any compensation expense associated with such awards. Had the Company elected to recognize stock-based compensation expense based on the fair value at the grant dates for awards consistent with the method prescribed under SFAS 123R, the Company would have recorded compensation in the amount of $24,750 for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Company recognized stock-based compensation expense of $202,534 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method. In addition, the Company recognized additional stock-based compensation of $84,844 related to stock options issued in 2004.

Prior to the adoption of FAS 123R and for the quarter ended March 31, 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

Back to Contents

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2005	March 31, 2006

Expected life (years)	3.0	5.0
Risk-free interest rate	5.00%	4.32%
Expected Volatility	90.00%	93.60%
Expected Dividend yield	0.0%	0.0%

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

A summary of the options issued by the Company for the quarter ended March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2006	1,395,000	$1.61	8.32	—
Granted	285,000	$3.60	9.80	—
Exercised	—	—	—	—
Forfeited/Canceled	—	—	—	—

Outstanding on March 31, 2006	1,680,000	$1.95	8.56	$ 1,357,000

Exercisable on March 31, 2006	330,000	$1.15		$ 544,500

The weighted-average grant-date fair value for the quarter ended March 31, 2006 was $0.34/share. No options were exercised during the periods ended March 31, 2006 and March 31, 2005. The unrecognized share based compensation cost related to stock option expense at March 31, 2006 is $2,105,000 and will be recognized over a weighted average of 3.1 years.

Back to Contents

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future and our expectation that Wanwei’s actual tax liability will be determined in the second quarter of 2006. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000 ($290,328 as of that date). In addition, on December 6, 2005, we paid Wanhui Group RMB 101,030 ($12,500 as of that date), which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. If it is determined that Wanwei’s actual tax liability is lower than the our estimate, we have agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and if it is determined that Wanwei’s actual tax liability is higher than the Company’s estimate, Wanhui Group has agreed to return the difference to us. At March 31, 2006 we have accrued $664,643 for the estimated liability. It is expected that the actual tax liability will be determined by the end of the second quarter of 2006.

Back to Contents

Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”). On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock at a price of $1.50 per share, which yielded gross proceeds to us of approximately $6.3 million and net proceeds to us of approximately $5.9 million (the “Second Financing”). In addition, these investors also received our Series A Warrants to purchase an aggregate of 619,414 shares of our common stock at an exercise price of $1.875 per share and Series B Warrants to purchase 619,414 shares of common stock at an exercise price of $2.25 per share. These warrants have been valued using the Black-Scholes pricing model to have an aggregate value of $534,224. On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that, pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the three months ended March 31, 2006, we received $876,000 from Series A and Series B Warrant exercises. We issued 97,247 shares in March 2006 and 324,603 shares in April for the funds received from Series A and Series B exercises during the first three months ended March 31, 2006. Cash received during the three months ended March 31, 2006 for shares issued in April 2006 was recorded in Additional Paid in Capital at March 31, 2005.

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

Back to Contents

Since our inception, we have generated significant losses. As of March 31, 2006, we had an accumulated deficit of approximately $10.7 million.

Our future success will depend on obtaining additional promotional and market research agreements and licensing rights for China, as well as acquiring additional distribution companies currently operating throughout China. During 2005 and 2006, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical products and products in development from western pharmaceutical companies for marketing and distribution in China.

Critical Accounting Policies

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but with additional financial statement disclosure.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $202,534 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. In addition, the Company recognized additional stock-based compensation of $84,844 related to stock options issued in 2004.

During 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During 2004, our compensation expense was $295,594, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense was $399,000 for the year ended December 31, 2005. Our compensation expense was $84,844, related to these shares, for the three months ended March 31, 2006. During 2005, we issued options to employees and board members to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options. During the first three months ended March 31, 2006, we issued options to employees and board members to purchase 285,000 shares of common stock at an exercise price of $3.60. During the three months ended March 31, 2006, the Company recognized stock-based compensation expense of $202,534 related to the stock options outstanding during the period.

Revenue Recognition

We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no unertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of these agreements revenues are generally receivable from manufacturers within 45 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.

Back to Contents

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Revenue:

Net revenue was approximately $4,723,000 for the three months ended March 31, 2006, an increase of $4,666,000, as compared with approximately $57,000 for the three months ended March 31, 2005. This significant increase was entirely due to the acquisition of Wanwei in October 2005. Wanwei generated revenues of $4,700,000 from distribution activities during the three months ended March 31, 2006. Marketing commissions and registration revenue was relatively unchanged with a $13,000 reduction for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Cost of Sales:

Cost of sales was $4,552,000 for the three months ended March 31, 2006, an increase of $4,443,000, as compared with $109,000 for the three months ended March 31, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the three months ended March 31, 2006, Wanwei cost of sales was $4,317,000. Cost of sales for BMP China for the three months ended March 31, 2006 was $235,000, an increase of $126,000, from $109,000 for the three months ended March 31, 2005. The BMP China increase was the direct sales and marketing efforts to launch Propess in China during the first three months of 2006.

Sales and Marketing Expenses:

Sales and marketing expenses were $308,000 for the three months ended March 31, 2006, an increase of $297,000, as compared with $11,000 for the three months ended March 31, 2005. The increase was the result of our acquisition of Wanwei which was completed in October 2005.

General and Administrative Expenses:

General and administrative expenses were $1,400,000 for the three months ended March 31, 2006, an increase of $531,000, as compared to $869,000 for the three months ended March 31, 2005. Our acquisition of Wanwei in October 2005 accounted for $186,000 of general and administrative expenses for the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to require public entities to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2006 was $202,534 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. In addition, the Company recognized additional stock-based compensation of $84,844 related to stock options issued in 2004. Our general and administrative compensation expenses increased by $107,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, which was primarily the result of hiring of senior management during 2006 and 2005 including, Vice President Sales and Marketing, Corporate Controller, Director of Finance in China and Director of Marketing, salary increases and implementation of benefits during 2005. During the three months ended March 31, 2006 our insurance expense increased $60,000, as compared to the three months ended March 31, 2005, as we expanded our corporate and directors and officers insurance coverage. Business development expenses increased by $37,000 for the three months ended March 31, 2006 as compared to 2005, as we retained a business development consultant and increased our business development related activities. Corporate communications related to investor relations was initiated in 2006 and was $25,000. In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, our Proxy Statement for our 2006 Annual Meeting of Stockholders and a Registration Statement on Form S-1 to register shares of our common stock and warrants, printing costs increased $24,000. Offsetting these increases was an $84,000 reduction in legal fees and a $75,000 reduction in accounting fees as compared to the three months ended March 31, 2005, which was the result of us moving the accounting function internal to the Company and reduced reliance on legal support.

Back to Contents

Interest Income and Expense:

Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income of $50,000 during the three months ended March 31, 2006, an increase of $12,000, as compared to $38,000 for the three months ended March 31, 2005. Interest expense of $16,000 is primarily for short term loans and software financing.

Liquidity and Capital Resources

As of March 31, 2006, we had unrestricted cash and cash equivalents of approximately $5.7 million, which represented 37.0% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.

Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a purchase price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds of $6.3 million and net proceeds of approximately $5.9 million. In addition, these investors also received our Series A Warrants to purchase an aggregate of 619,414 shares of our common stock at an exercise price of $1.875 per share and Series B Warrants to purchase 619,414 shares of common stock at an exercise price of $2.25 per share. These warrants have been valued using the Black-Scholes pricing model to have an aggregate value of $534,224. On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the three months ended March 31, 2006, we received $876,000 from Series A and Series B Warrant exercises. We issued 97,247 shares in March 2006 and 324,603 shares in April for the funds received from Series A and Series B exercises during the first three months ended March 31, 2006. Cash received during the three months ended March 31, 2006 for shares issued in April 2006 was recorded in Additional Paid in Capital at March 31, 2005.

The use of our cash flows has primarily consisted of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and the acquisition of Wanwei.

We currently plan to use the remaining proceeds primarily to fund:

•	our operating expenses and general working capital;

•	the marketing of our current and future products;

•	our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai Rongheng Pharmaceutical Company Limited (“Rongheng”); (for more information regarding Rongheng, see Part II, “Item 1A. Risk Factors – We may be unable to acquire, or may be delayed in acquiring, Rongheng” and “Item 5. Other Information” herein)

•	our integration of Wanwei and BMP China; and

•	the expenses necessary to maintain our status as an Exchange Act reporting company.

We anticipate that our March 31, 2006 balance of approximately $5.7 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

To date, we have had negative cash flows from operations.

Back to Contents

Net cash used in operating activities was $1,929,000 for the quarter ended March 31, 2006. This amount principally reflected our net loss of $1,538,000, partially offset by $366,000 in non-cash charges including stock-based compensation expense of $287,000 and intangible amortization of $65,000. We generated $492,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the three months ended March 31, 2006. The most significant changes was the decrease in inventory of $152,000, $103,000 reduction in prepaid and other assets and an increase in accrued other liabilities of $179,000. Offsetting these changes were a reduction of payables of $951,000, primarily to key Wanwei vendors, and an increase of $172,000 for accounts receivable. Cash used in investing activities for the purchase of equipment was $117,000. Net cash provided by financing activities was $840,000 and consisted primarily of $876,000 proceeds from the exercise of Series A and Series B Warrants and $36,000 in repayments of notes payable.

Our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. To support our internal growth and acquisitions, it is our expectation that we will be adding financial, marketing, product and medical managers over the next 12 months. The total cost of internal growth may require up to $5.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Development costs and milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term and this may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates and our experience with Wanwei. As a result of our continuing capital needs, we will most likely require additional funds, and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an adverse impact on our anticipated future growth.

Back to Contents

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

Back to Contents

PART II – OTHER INFORMATION

ITEM 1A.   Risk Factors

You should carefully consider the risks described below, in addition to the other information contained in this report, and risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.

We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of March 31, 2006, we had an accumulated deficit of approximately $10.7 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures, including operating expenses relating to attracting and retaining a larger employee workforce and capital expenditures associated with integrating the Wanwei business into our existing operations. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. The total cost of internal growth may require up to $5.0 million over the next 24 months. In addition, we expect that fixed assets and capital expenditures may require up to $2.0 million in the next 12 months. Development costs and milestone payments, which may be part of product licensing agreements, may also require us to expend up to $6.0 million during the next 12 to 18 months. An additional $1.5 million may be expended to perform market and clinical research prior to being able to sell newly licensed products. We expect to continue to pursue strategic acquisitions in the near term, which may require an additional $3.0 million for distributor acquisitions over the next 24 months. This estimate is based upon our ongoing review of potential acquisition candidates, including Rongheng (for more information regarding Rongheng, see Part II, “Item 1A. Risk Factors – We may be unable to acquire, or may be delayed in acquiring, Rongheng” and “Item 5. Other Information” herein), and our experience with Wanwei. We also expect to expend additional funds to maintain our status as a reporting company under the Exchange Act and to periodically update the information in the registration statement of which this prospectus forms a part. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.

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

We anticipate that our March 31, 2006 balance of approximately $5.7 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an adverse impact on our anticipated future growth.

We may be unable to acquire, or may be delayed in acquiring, Rongheng.

On May 11, 2006, we entered into an agreement (the “Agreement”) with Shanghai CAS Shenglongda Biotech (Group) Co., Ltd. (“Shanghai CAS”) and Shanghai Rongheng International Trade Co. Ltd. of Orient International (Holding) Co. (“Orient International”). Together, Shanghai CAS and Orient International own approximately 90% of the equity interests of Rongheng. Rongheng was established in 1999 and distributes to more than 250 hospitals in Shanghai, including all of the Class A hospitals in Shanghai.

We previously entered into a non-binding letter of intent with Orient International and Shanghai CAS to purchase a majority interest in Rongheng. We, Orient International and Shanghai CAS (collectively, the “Parties”) are in the process of preparing definitive transactional documents relating to the proposed acquisition. Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of the equity interests of Rongheng, must be posted on a regional property exchange, in this case the Shanghai United Assets and Equity Exchange (the “Shanghai Exchange”), whereupon the assets are sold to the highest qualified bidder.

Under the terms of the Agreement, the Parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the Parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. After the Parties execute such definitive documents, the transaction will be submitted to the Chinese government for approval.

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

Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On July 21, 2005, China increased the value of the RMB by 2.1% to RMB 8.11 to the dollar and announced that the RMB will no longer be pegged to the United States dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. On March 31, 2006, the exchange rate of United States dollar to RMB is approximately 1 to 8.04. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock currently is quoted on the Over-the-Counter Bulletin Board. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 22,535,307 shares of common stock outstanding as of May 4, 2006. Approximately 7,807,509 million of these shares are held by Abacus, who may be deemed to be our affiliate and would be subject to Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.

As of May 3, 2006, Abacus beneficially owned or controlled approximately 34.6% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or Abacus could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Back to Contents

ITEM 5. Other Information

(a)

On May 11, 2006, we entered into the Agreement with Shanghai CAS and Orient International. Together, Shanghai CAS and Orient International own approximately 90% of the equity interests of Rongheng. Rongheng was established in 1999 and distributes to more than 250 hospitals in Shanghai, including all of the Class A hospitals in Shanghai.

We previously entered into a non-binding letter of intent with Orient International and Shanghai CAS to purchase a majority interest in Rongheng. We, Orient International and Shanghai CAS are in the process of preparing definitive transactional documents relating to the proposed acquisition. Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of the equity interests of Rongheng, must be posted on a regional property exchange, in this case the Shanghai United Assets and Equity Exchange (the “Shanghai Exchange”), whereupon the assets are sold to the highest qualified bidder.

Under the terms of the Agreement, the Parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the Parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. After the Parties execute such definitive documents, the transaction will be submitted to the Chinese government for approval.

For more information regarding Rongheng, see Part II “Item 1A Risk Factors – We may be unable to acquire, or may be delayed in acquiring, Rongheng” herein.

ITEM 6. Exhibits

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

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation

Date: May 12, 2006	/s/ DAVID GAO

David Gao
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006	/s/ FRED M. POWELL

Fred M. Powell
Chief Financial Officer
(Principal Financial and Accounting Officer)