Form 10-Q
period 2006-06-30
BEIJING MED PHARM CORP
filed 2006-08-14
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of August 4, 2006 was 23,154,562.

BEIJING MED-PHARM CORPORATION

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and Cash Equivalents	$5,624,094	$6,905,911
Restricted Cash	108,000	108,000
Accounts Receivable	5,447,548	5,100,851
Inventory	1,548,800	1,282,867
Other Receivables	107,070	138,084
Value Added Tax Receivable	390,280	405,629
Prepaid Expenses and Other Current Assets	898,302	902,047

Total Current Assets	14,124,094	14,843,389
Restricted Cash	157,000	157,000
Property and Equipment, Net	448,735	355,005
Investments, at Cost	120,482	120,482
Intangible Assets, net of accumulated amortization	854,849	984,390
Goodwill	216,415	216,415

Total Assets	$15,921,575	$16,676,681

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$653,684	$663,655
Accounts Payable	5,679,367	5,933,977
Accounts Payable Wanhui Group	252,554	664,643
Deferred Revenue	17,718	17,552
Accrued Payroll	459,973	475,835
Accrued Professional Fees	50,500	174,650
Accrued Other	752,581	656,564
Contract Allowance	451,338	447,105

Total Current Liabilities	8,317,715	9,033,981

Notes Payable, long term	184,200	243,872
Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares	23,153	21,882
Authorized; 23,152,032 Shares Issued and Outstanding
Additional Paid in Capital	18,425,654	14,707,590
Common Stock Warrants	1,251,819	1,812,812
Accumulated Deficit	(12,280,966)	(9,143,456)

Total Stockholders’ Equity	7,419,660	7,398,828

Total Liabilities and Stockholders’ Equity	$15,921,575	$16,676,681

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Net Revenues	$5,398,797	$44,018	$10,121,581	$100,753
Cost of Sales	5,221,754	589,791	9,773,859	698,559

Gross Margin	177,043	(545,773)	347,722	(597,806)

Sales and Marketing Expenses	281,273	10,655	589,605	21,195
General & Administration Expenses	1,538,716	1,110,650	2,938,653	1,979,682

Total Operating Expenses	1,819,989	1,121,305	3,528,258	2,000,877

Loss From Operations	(1,642,946)	(1,667,078)	(3,180,536)	(2,598,683)

Other Income (Expense):
Interest Income	42,078	42,886	92,222	81,886
Interest Expense	(7,202)	(17,252)	(23,589)	(17,252)
Other Expense	(3,415)	(11,193)	(3,415)	(11,193)

Total Other Income	31,461	14,441	65,218	53,441

Loss Before Provision For Income Taxes	(1,611,485)	(1,652,637)	(3,115,318)	(2,545,242)
Provision For Income Taxes	—	—	33,863	15,000

Net Loss	$(1,611,485)	$(1,652,637)	$(3,149,181)	$(2,560,242)

Basic and Diluted Loss Per Share	$(0.07)	$(0.09)	$(0.14)	$(0.14)
Basic and Diluted Weighted-average Shares Outstanding	22,778,328	17,680,916	22,338,002	17,680,916

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITYAND OTHER COMPREHENSIVE LOSS (Unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive loss Foreign Currency Translation	Total Stockholders’ Equity
	Number of Shares	$.001 Par Value

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,168,334)	$24,878	$7,398,828

Stock-Based Compensation	—	—	287,378	—	—	—	287,378

Series A Warrant Exercise	97,247	97	934,329	(58,510)	—	—	875,916

Net Loss	—	—	—	—	(1,537,696)	—	(1,537,696)

Other Comprehensive Loss

Foreign Currency Translation	—	—	—	—	—	10,500	10,500

Total Comprehensive Loss							(1,527,196)

Balance as of March 31, 2006 (Unaudited)	21,978,144	$21,979	$15,929,297	$1,754,302	$(10,706,030)	$35,378	$7,034,926

Stock-Based Compensation	—	—	279,646	—	—	—	279,646

Series A and B Warrant and Option Exercise	1,173,888	1,174	2,216,711	(502,483)	—	—	1,715,402

Net Loss	—	—	—	—	(1,611,485)	—	(1,611,485)

Other Comprehensive Loss

Foreign Currency Translation	—	—	—	—	—	1,171	1,171

Total Comprehensive Loss	—	—	—	—			(1,610,314)

Balance as of June 30, 2006 (Unaudited)	23,152,032	$23,153	$18,425,654	$1,251,819	$(12,317,515)	$36,549	$7,419,660

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(3,149,181)	$(2,560,242)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	38,829	5,303
Amortization of Intangible Assets	129,541	—
Loss on assets disposed	3,398	11,384
Stock-Based Compensation	567,024	199,540
(Increase) Decrease in Accounts Receivable	(346,697)	32,956
(Increase) in Inventory	(265,933)	—
Decrease in Other Receivables	31,014	11,055
Decrease in Value Added Tax Receivable	15,349	—
Decrease (Increase) in Prepaid Expenses and Other Current Assets	3,745	(31,847)
(Decrease) Increase in Accounts Payable	(254,610)	279,408
Increase in Deferred Revenues	166	—
(Decrease) in Accrued Payroll	(15,862)	(66,351)
(Decrease) in Accrued Professional Fees	(124,150)	(246,171)
Increase in Contract Allowance	4,233	459,000
Increase in Accrued Other	96,017	196,555

Net Cash Used in Operating Activities	(3,267,117)	(1,709,410)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(135,957)	(4,566)
Acquisition Payment to Wanhui	(412,089)	—

Net Cash Used in Investing Activities	(548,046)	(4,566)

Cash Provided by Financing Activities:
Gross Proceeds from exercise of Common Stock Warrants and Options	2,591,318	—
Net Repayments of Note Payable	(69,643)	—

Net Cash Provided by Financing Activities	2,521,675	—
Effect of Exchange Rate Change on Cash	11,671	—

Net Decrease in Cash and Equivalents	(1,281,817)	(1,713,976)
Cash and Equivalents, Beginning	6,905,911	6,267,672

Cash and Equivalents, Ending	$5,624,094	$4,553,696

Supplemental Disclosure of Cash Flows Information
Cash Paid During the Year for:
Income Taxes	$50,290	$—
Interest	33,768	—

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 of Beijing Med-Pharm Corporation and Subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Market Calculating Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2006, as the Company has incurred a net loss during the three months then ended, and their inclusion would have been anti-dilutive.

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

Back to Index

In November 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position no. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method that includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effect of stock-based compensation and to determine the subsequent impact on the additional paid-in capital pool and the Condensed Consolidated Statement of Cash Flows for stock-based compensation awards that are outstanding upon the adoption of FAS No. 123R.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, or results of operations.

Back to Index

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

On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, the Company was notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received a business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations. On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date, and, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of our estimate tax liability that results from the debt forgiveness between the Wanhui Group and Wanwei (the “estimated tax obligation”). On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. If it is determined Wanwei’s actual tax liability is lower than the estimated tax obligation, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the estimated tax obligation plus the adjustment in June 2006, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the third quarter of 2006.

Back to Index

3. Stock-Based Compensation:

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

Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the three and six months June 30, 2005, the Company applied the recognition and measurement principles of APB 25 and related interpretations in accounting for stock-based compensation. During the three and six months ended June 30, 2005, the Company issued options to employees to purchase 340,000 and 400,000 shares, respectively, of common stock at exercise prices ranging from $1.95 to $2.25 per share. During the three and six months ended June 30, 2005, the Company did not record any compensation expense associated with such awards. Had the Company elected to recognize stock-based compensation expense based on the fair value at the grant dates for awards consistent with the method prescribed under SFAS 123R, the Company would have recorded compensation in the amount of $23,770 and $53,537, respectively, for the three and six months ended June 30, 2005. During the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $279,646 and $567,024, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS 123(R) to stock-based compensation for the three and six months ended June 30, 2005.

	Three months ended	Six months ended

	June 30, 2005

Net loss
As reported	$(1,652,637)	$(2,560,242)
Stock-based compensation expense included in reported net loss, net of related tax effects	60,859	121,720
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(113,104)	(227,348)

Pro forma	$(1,704,882)	$(2,665,870)

Basic and Diluted Loss Per Share
As reported	$(0.09)	$(0.14)
Pro forma	$(0.10)	$(0.15)

Prior to the adoption of FAS 123R and for the three and six months ended June 30, 2006, no tax benefits from the exercise of stock options has been recognized as the company has a net loss for the six months ended June 30, 2006. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Expected life (years)	5.0	3.0	5.0	3.0
Risk-free interest rate	5.19%	5.00%	4.32-5.19%	5.00%
Expected Volatility	105.30%	90.00%	93.6-105.3%	90.00%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Back to Index

A summary of the options issued by the Company for the six months ended June 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on January 1, 2006	1,395,000	$1.61	8.32	—
Granted	285,000	$3.60	9.80	—
Exercised	—	—	—	—
Forfeited/Canceled	—	—	—	—

Outstanding on March 31, 2006	1,680,000	$1.95	8.56	$1,357,000

Granted	48,000	$4.20	10.00	—
Exercised	(20,000)	$1.15	8.50	—
Forfeited/Canceled	(20,000)	$3.66	9.50	—

Outstanding on June 30, 2006	1,688,000	$2.00	8.34	$1,324,500

Exercisable on June 30, 2006	478,333	$1.49	7.96	$732,875

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.75. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $33,000. Intrinsic value is measured using the fair market value price of the Corporation's common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of June 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	1,375,000	1.74

Granted	333,000	2.75

Vested	(478,333)	1.84

Forfeited	(20,000)	2.04

Nonvested at June 30, 2006	1,209,667	2.00

The unrecognized share based compensation cost related to stock option expense at June 30, 2006 is $2,052,000 and will be recognized over a weighted average of three years. The total fair value of shares vested during the six months ended June 30, 2006 was 1,083,000.

Back to Index

4. Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share, of which 23,152,032 shares are issued and outstanding, 2,500,000 shares are reserved for issuance upon exercise of common stock options, and shares are reserved for issuance upon exercise of outstanding common stock warrants.

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

In March 2004, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock as compensation for placement agent services provided in connection with the private placement completed in February and March 2004 and a warrant to purchase 173,913 shares of common stock as compensation for services provided in connection with the reverse merger and the acquisition of BMP China, in each case at an exercise price of $1.15 per share and with an expiration date of April 26, 2009. The Company has valued the warrants using the Black-Scholes option pricing model at $1,278,588, has designated it as an equity instrument and has recorded the value of the warrant as common stock. During the three months ended June 30, 2006, 12,650 of the warrants issued have been exercised. As of June 30, 2006, warrants totaling 561,263 are exercisable and outstanding.

In April 2004, the Company issued 260,250 shares of common stock as compensation for services provided in connection with the reverse merger and the acquisition of BMP China.

In October 2005, the Company issued 4,199,981 shares of common stock and 524,914 Series A and 524,914 Series B warrants in a private placement at a purchase price of $1.50 per investment unit. Gross proceeds from the private placement amounted to approximately $6,300,000, less associated costs of approximately $360,000.

In October 2005, the Company issued 94,500 Series A and 94,500 Series B warrants to purchase common stock as compensation for placement agent services provided in connection with the private placement completed in October 2005.

The fair value of these warrants was estimated at $534,234 at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004: risk-free interest rate was 4.13%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90%, and a weighed average expected life of the warrants of 3 years for each period. The assumptions for 2005: risk-free interest rate was 5%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90% and a weighted average expected life of the warrants of 1.25 years for each period.

On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006, we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the six months ended June 30, 2006, we received $2,554,311 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the six months ended June 30, 2006.

Back to Index

5. Shareholders’ Equity

The following table shows weighted average basic shares for the respective periods:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Weighted average basic shares	22,778,328	17,680,916	22,338,002	17,680,916

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and six months ended June 30, 2006 and 2005 because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Number of shares	1,555,926	629,536	1,796,385	724,245
Range of exercise price	$1.15 – $4.20	$1.15	$1.15 – $4.20	$1.15

Back to Index

6. Segment Information:

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

The Pharmaceutical Distribution reportable segment includes the operations of Wanwei. The Sales and Marketing reportable segment includes the operations of BMP China. Intersegment sales are recorded at cost plus an agreed upon intercompany profit. Both intersegment sales and profit have been eliminated in the consolidated results.

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

The following tables present reportable segment information for the periods indicated (unaudited):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Pharmaceutical Distribution	$5,385,757	—	$10,064,870	—
Sales and Marketing	13,040	44,018	56,711	100,753
Sales and Marketing intersegment	225,610	—	363,933	—
Eliminations	(225,610)	—	(363,933)	—

Total Revenue	$5,398,797	44,018	$10,121,581	100,753

Pharmaceutical Distribution	$(83,906)	—	$(273,333)	—
Sales and Marketing	(488,373)	(684,887)	(880,559)	(827,482)
Corporate	(999,146)	(967,750)	(1,923,128)	(1,732,760)
Eliminations	(40,060)	—	(72,161)	—

Total Operating Loss	$(1,611,485)	(1,652,637)	$(3,149,181)	(2,560,242)

Due to our integrated business structure, revenue and operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Back to Index

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future, the expected impact of recent accounting pronouncement and our expectation that Wanwei’s actual tax liability will be determined in the third quarter of 2006. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing. In addition, we have satellite sales offices throughout China. We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation to develop and finance the growth of a Chinese pharmaceutical marketing and promotion company. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus Investments Ltd. (“Abacus”) acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary in Beijing.

Back to Index

On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Beijing Wanwei Pharmaceutical Co., Ltd. and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000, $290,328 as of that date. In addition, on December 6, 2005, we paid Wanhui Group RMB 101,030, $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of our estimate tax liability that results from the debt forgiveness between the Wanhui Group and Wanwei (the “estimated tax obligation”). One June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. If it is determined Wanwei’s actual tax liability is lower than the estimated tax obligation, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the estimated tax obligation plus the adjustment in June 2006, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the third quarter of 2006.

Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”). On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock at a price of $1.50 per share, which yielded gross proceeds to us of approximately $6.3 million and net proceeds to us of approximately $5.9 million (the “Second Financing”). In addition, these investors also received our Series A Warrants to purchase an aggregate of 619,414 shares of our common stock at an exercise price of $1.875 per share and Series B Warrants to purchase 619,414 shares of common stock at an exercise price of $2.25 per share. These warrants have been valued using the Black-Scholes pricing model to have an aggregate value of $534,224. On February 21, 2006, we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the six months ended June 30, 2006, we received $2,554,311 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the six months ended June 30, 2006.

Our cash resources have primarily been devoted to payment of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and our acquisition of Wanwei.

We have an operating history of approximately 11 years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our acquisition of Wanwei will significantly expand our service offering to include pharmaceutical distribution in the Chinese Market.

Back to Index

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

Since our inception, we have generated significant losses. As of June 30, 2006, we had an accumulated deficit of approximately $12.3 million.

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

Back to Index

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, Accounting for Stock-Based Compensation, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2006 was $197,053 and $399,587, respectively, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. In addition, for the three and six months ended June 30, 2006, the Company recognized stock-based compensation of $84,593 and $167,437, respectively, related to stock options issued in 2004.

During 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During 2004, our compensation expense was $295,594, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense was $399,000 for the year ended December 31, 2005. Our compensation expense related to these shares was $82,593 and $167,437, respectively, for the three and six months ended June 30, 2006. During 2005, we issued options to employees and board members to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options. During the three and six months ended June 30, 2006, we issued options to employees and board members to purchase 48,000 and 333,000 shares of common stock, respectively, at exercise prices ranging from $3.60 to $4.20. During the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $197,053 and $399,587, respectively, related to the stock options outstanding during the period.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenue:

Net revenue was approximately $5,399,000 for the three months ended June 30, 2006, an increase of $5,355,000, as compared with approximately $44,000 for the three months ended June 30, 2005. This significant increase was primarily due to the acquisition of Wanwei in October 2005. Wanwei generated revenues of $5,308,000 from distribution activities during the three months ended June 30, 2006.

Back to Index

Marketing commissions and registration revenue was increased by $47,000 from $44,000 to $91,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was the result of our licensing and initiating sales of Propess during the fourth quarter of 2005.

Cost of Sales:

Cost of sales was $5,222,000 for the three months ended June 30, 2006, an increase of $4,632,000, as compared with $590,000 for the three months ended June 30, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the three months ended June 30, 2006, Wanwei cost of sales was $4,955,000. Cost of sales for BMP China for the three months ended June 30, 2006 was $281,000, a decrease of $309,000, from $590,000 for the three months ended June 30, 2005. During the three months ended June 30, 2005, we reserved $459,000 for potential obsolescence of products. This decrease was partially offset by the increase in direct sales and marketing efforts to promote Propess during the three months ended June 30, 2006.

Sales and Marketing Expenses:

Sales and marketing expenses were $281,000 for the three months ended June 30, 2006, an increase of $270,000, as compared with $11,000 for the three months ended June 30, 2005. The increase was the result of our acquisition of Wanwei which was completed in October 2005. During the three months ended June 30, 2006, Wanwei’s sales and marketing expenses were $278,000.

General and Administrative Expenses:

General and administrative expenses were $1,539,000 for the three months ended June 30, 2006, an increase of $428,000, as compared to $1,111,000 for the three months ended June 30, 2005. Our acquisition of Wanwei in October 2005 accounted for $220,000 of general and administrative expenses for the three months ended June 30, 2006.

Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 was $197,000 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. In addition, the Company recognized additional stock-based compensation of $83,000 related to stock options issued in 2004. Our general and administrative compensation expenses increased by $26,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, which was primarily the result of hiring of senior management during 2006 and 2005 salary increases and implementation of benefits during 2005. Business development and corporate consulting expenses increased by $138,000 for the three months ended June 30, 2006 as compared to 2005, as we retained a business development consultant and increased our business development related activities. Offsetting these increases was an $40,000 reduction in legal fees and a $219,000 reduction in accounting fees as compared to the three months ended June 30, 2005, which was the result of us moving the accounting function internal to the Company and reduced reliance on legal support.

Back to Index

Interest Income and Expense:

Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income of $42,000 during the three months ended June 30, 2006, a decrease of $1,000, as compared to $43,000 for the three months ended June 30, 2005. Interest expense of $7,000 is primarily for short term loans and software financing.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenue:

Net revenue was approximately $10,122,000 for the six months ended June 30, 2006, an increase of $10,021,000, as compared with approximately $101,000 for the six months ended June 30, 2005. This significant increase was primarily due to the acquisition of Wanwei in October 2005. Wanwei generated revenues of $9,959,000 from distribution activities during the six months ended June 30, 2006. Marketing commissions and registration revenue increased by $63,000 from $100,000 to $163,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was the result of our licensing and initiating sales of Propess during the fourth quarter of 2005.

Cost of Sales:

Cost of sales was $9,774,000 for the six months ended June 30, 2006, an increase of $9,075,000, as compared with $699,000 for the six months ended June 30, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the six months ended June 30, 2006, Wanwei cost of sales was $9,251,000. Cost of sales for BMP China for the six months ended June 30, 2006 was $537,000, a decrease of $162,000, from $699,000 for the six months ended June 30, 2005. The decrease of cost of sales at BMP China was the result of a $459,000 established for potential obsolescence of products during the six months ending June 30, 2005. This decrease was partially offset by the increase in direct sales and marketing efforts to launch Propess in China during the first six months 2006.

Sales and Marketing Expenses:

Sales and marketing expenses were $590,000 for the six months ended June 30, 2006, an increase of $569,000, as compared with $21,000 for the six months ended June 30, 2005. The increase was the result of our acquisition of Wanwei which was completed in October 2005. During the six months ended June 30, 2006, Wanwei’s sales and marketing expenses were $586,000.

General and Administrative Expenses:

General and administrative expenses were $2,939,000 for the six months ended June 30, 2006, an increase of $959,000, as compared to $1,980,000 for the six months ended June 30, 2005. Our acquisition of Wanwei in October 2005 accounted for $406,000 of general and administrative expenses for the six months ended June 30, 2006.

Back to Index

Stock-based compensation expense recognized under SFAS No. 123R for the six months ended June 30, 2006 was $399,587 which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. In addition, the Company recognized additional stock-based compensation of $167,000 and $200,000 related to stock options issued in 2004 for the six months ended June 30, 2006 and 2005. Our general and administrative compensation expenses increased by $83,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, which was primarily the result of hiring of senior management during 2006 and 2005, salary increases and implementation of benefits during 2005. During the six months ended June 30, 2006 our insurance expense increased $40,000, as compared to the six months ended June 30, 2005, as we expanded our corporate and directors and officers insurance coverage. Business development and corporate consultants expenses increased by $160,000 for the six months ended June 30, 2006 as compared to 2005, as we retained a business development consultant and increased our business development related activities. Corporate communications related to investor relations was initiated in 2006 and the cost related thereto was $28,000. In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, our Proxy Statement for our 2006 Annual Meeting of Stockholders and a Registration Statement on Form S-1 to register shares of our common stock and warrants, we incurred a $40,000 increase in printing costs. Offsetting these increases was an $124,000 reduction in legal fees and a $294,000 reduction in accounting fees as compared to the six months ended June 30, 2005, which was the result of us moving the accounting function internal to the Company and reduced reliance on legal support.

Interest Income and Expense:

Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income of $92,000 during the six months ended June 30, 2006, an increase of $10,000, as compared to $82,000 for the six months ended June 30, 2005. Interest expense of $24,000 is primarily for short term loans and software financing.

Liquidity and Capital Resources

As of June 30, 2006, we had unrestricted cash and cash equivalents of approximately $5.6 million, which represented 35.3% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.

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

Back to Index

On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the six months ended June 30, 2006, we received $2,554,311 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the six months ended June 30, 2006.

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

We anticipate that our June 30, 2006 balance of approximately $5.6 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next twelve months. Our future capital requirements will depend on many factors, including those factors are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

To date, we have had negative cash flows from operations.

Net cash used in operating activities was $3,267,000 for the six months ended June 30, 2006. This amount principally reflected our net loss of $3,149,000, partially offset by $739,000 in non-cash charges including stock-based compensation expense of $567,000 and intangible amortization of $130,000. We used $857,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the six months ended June 30, 2006. The most significant changes were the increase in accounts receivables $347,000 and inventory of $266,000, reduction of payables of $255,000, and a decrease of $124,000 for professional fees. Offsetting these changes was the decrease in other receivables of $31,000 and an increase in accrued other liabilities of $96,000. Cash used in investing activities for the purchase of equipment was $136,000 and the payment to Wanhui was $412,000. Net cash provided by financing activities was $2,522,000 and consisted primarily of $2,591,318 proceeds from the exercise of Series A and Series B Warrants and $70,000 in repayments of notes payable.

Back to Index

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

Back to Index

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

Back to Index

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

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our second fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Back to Index

PART II – OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 12, 2006.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Director	Votes Received	Votes Withheld

David (Xiaoying) Gao	16,919,155	—
Martyn D. Greenacre	16,919,155	—
Michel Y. de Beaumont	16,919,155	—
Jack M. Ferraro	16,919,155	—
Frank J. Hollendoner	16,919,155	—
John W. Stakes III, M.D.	16,919,155	—

Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006

Votes Cast

For	Against	Abstain	Broker Non-Vote

16,919,155	—	—	—

Back to Index

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

Back to Index

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation
Date: August 14, 2006	/s/ DAVID GAO

David Gao
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2006	/s/ FRED M. POWELL

Fred M. Powell
Chief Financial Officer
(Principal Financial and Accounting Officer)