Form 10-Q
period 2006-09-30
BEIJING MED PHARM CORP
filed 2006-11-14
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Yes    No

The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of November 10, 2006 was 23,172,062.

BEIJING MED-PHARM CORPORATION

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and Cash Equivalents	$3,794,496	$6,905,911
Restricted Cash	108,000	108,000
Accounts Receivable	7,015,846	5,100,851
Inventory	1,477,967	1,282,867
Other Receivables	143,056	138,084
Value Added Tax Receivable	530,240	405,629
Prepaid Expenses and Other Current Assets	683,051	902,047

Total Current Assets	13,752,656	14,843,389
Restricted Cash	157,000	157,000
Property and Equipment, Net	319,202	355,005
Investments, at Cost	126,582	120,482
Intangible Assets, net of accumulated amortization	787,596	984,390
Goodwill	216,415	216,415

Total Assets	$15,359,451	$16,676,681

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$661,156	$663,655
Accounts Payable	6,583,209	5,933,977
Accounts Payable Wanhui Group	252,554	664,643
Deferred Revenue	17,930	17,552
Accrued Payroll	451,551	475,835
Accrued Professional Fees	10,000	174,650
Accrued Other	785,660	656,564
Contract Allowance	456,726	447,105

Total Current Liabilities	9,218,786	9,033,981

Notes Payable, long term	162,952	243,872
Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 23,154,562 Shares Issued and Outstanding	23,155	21,882
Additional Paid in Capital	18,527,492	14,707,590
Common Stock Warrants	1,245,975	1,812,812
Accumulated Deficit	(13,871,981)	(9,168,334)
Accumulated Other Comprehensive Income	53,072	24,878

Total Stockholders’ Equity	5,977,713	7,398,828

Total Liabilities and Stockholders’ Equity	$15,359,451	$16,676,681

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net Revenues	$6,898,886	$23,086	$17,020,467	$123,839
Cost of Sales	6,683,601	85,874	16,457,460	784,433

Gross Margin	215,285	(62,788)	563,007	(660,594)

Sales and Marketing Expenses	295,593	14,172	885,198	35,367
General & Administration Expenses	1,116,760	1,097,083	4,055,413	3,076,765
Loss on Disposal of Asset	407,348	—	407,348	—

Total Operating Expenses	1,819,701	1,111,255	5,347,959	3,112,132

Loss From Operations	(1,604,416)	(1,174,043)	(4,784,952)	(3,772,726)

Other Income (Expense):
Interest Income	31,763	42,639	123,985	124,525
Interest Expense	(27,519)	—	(51,108)	(17,252)
Other Income (Expense)	45,706	10,274	42,291	(919)

Total Other Income	49,950	52,913	115,168	106,354

Loss Before Provision For Income Taxes	(1,554,466)	(1,121,130)	(4,669,784)	(3,666,372)
Provision For Income Taxes	—	—	33,863	15,000

Net Loss	$(1,554,466)	$(1,121,130)	$(4,703,647)	$(3,681,372)

Basic and Diluted Loss Per Share	$(0.07)	$(0.06)	$(0.21)	$(0.21)
Basic and Diluted Weighted-average Shares Outstanding	23,154,067	17,680,916	22,612,327	17,680,916

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITYAND OTHER COMPREHENSIVE LOSS (Unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Total Stockholders’ Equity

	Number of Shares	$.001 Par Value

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,168,334)	$24,878	$7,398,828
Stock-Based Compensation	—	—	287,378	—	—	—	287,378
Series A Warrant Exercise	97,247	97	934,329	(58,510)	—	—	875,916
Net Loss	—	—	—	—	(1,537,696)	—	(1,537,696)
Other Comprehensive Income
Foreign Currency Translation	—	—	—	—	—	10,500	10,500

Total Comprehensive Loss	—	—	—	—	—	—	(1,527,196)

Balance as of March 31, 2006 (Unaudited)	21,978,144	$21,979	$15,929,297	$1,754,302	$(10,706,030)	$35,378	$7,034,926
Stock-Based Compensation	—	—	279,646	—	—	—	279,646
Series A and B Warrant and Option Exercise	1,173,888	1,174	2,216,711	(502,483)	—	—	1,715,402
Net Loss	—	—	—	—	(1,611,485)	—	(1,611,485)
Other Comprehensive Income
Foreign Currency Translation	—	—	—	—	—	1,171	1,171

Total Comprehensive Loss	—	—	—	—	—	—	(1,610,314)

Balance as of June 30, 2006 (Unaudited)	23,152,032	$23,153	$18,425,654	$1,251,819	$(12,317,515)	$36,549	$7,419,660
Stock-Based Compensation	—	—	93,086	—	—	—	93,086
Warrant Exercise and Forfeiture	2,530	2	8,752	(5,844)	—	—	2,910
Net Loss	—	—	—	—	(1,554,466)	—	(1,554,466)
Other Comprehensive Income
Foreign Currency Translation	—	—	—	—	—	16,523	16,523

Total Comprehensive Loss	—	—	—	—	—	—	(1,537,943)

Balance as of September 30, 2006 (Unaudited)	23,154,562	$23,155	$18,527,492	$1,245,975	$(13,871,981)	$53,072	$5,977,713

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(4,703,647)	$(3,681,372)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	65,851	6,494
Amortization of Intangible Assets	196,794	—
Loss on assets disposed	407,348	11,384
Stock-Based Compensation	660,110	299,308
(Increase) Decrease in Accounts Receivable	(1,914,995)	31,771
(Increase) in Inventory	(195,100)	-
(Increase) Decrease in Other Receivables	(4,972)	200
(Increase) in Value Added Tax Receivable	(124,611)	-
(Increase) in Prepaid Expenses and Other Current Assets	(8,986)	(79,930)
Increase (Decrease) in Accounts Payable	649,232	(82,534)
Increase in Deferred Revenues	378	-
(Decrease) in Accrued Payroll	(24,284)	(66,295)
(Decrease) in Accrued Professional Fees	(164,650)	(210,171)
Increase in Contract Allowance	9,621	459,678
Increase in Accrued Other	129,096	251,511

Net Cash Used in Operating Activities	(5,022,815)	(3,059,956)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(209,414)	(6,731)
Acquisition Payment to Wanhui	(412,089)	—

Net Cash Used in Investing Activities	(621,503)	(6,731)

Cash Provided by Financing Activities:
Gross Proceeds from exercise of Common Stock Warrants and Options	2,594,228	—
Repayments of Note Payable	(83,419)	—

Net Cash Provided by Financing Activities	2,510,809	—
Effect of Exchange Rate Change on Cash	22,094	(13,500)

Net Decrease in Cash and Equivalents	(3,111,415)	(3,080,187)
Cash and Equivalents, Beginning	6,905,911	6,267,672

Cash and Equivalents, Ending	$3,794,496	$3,187,485

Supplemental Disclosure of Cash Flows Information
Cash Paid During the Year for:
Income Taxes	$50,290	$15,000
Interest	51,793	—

See notes to condensed consolidated financial statements.

Back to Index

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 of Beijing Med-Pharm Corporation and Subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Market Calculating Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of September 30, 2006, as the Company has incurred a net loss during the three months then ended, and their inclusion would have been anti-dilutive.

Accounting Policy: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), “Share-Based Payment” (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

Back to Index

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

2. Management’s Plans Regarding Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,554,000 and a negative cash flow from operations of $1,756,000 during the three months ended September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management believes that the Company has adequate cash to fund anticipated needs through June 30, 2007.

The Company currently plans to use its remaining cash primarily to fund: our operating expenses and general working capital; the marketing of our current and future products; our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai, Rongheng Pharmaceutical Company Limited (“Rongheng”); and the expenses necessary to maintian our status as an Exchange Act reporting company.

The Company’s management is considering raising additional funds in the next six months through public or private equity offerings, debt financing or from other sources. There is no assurance that such funding will be available on favorable terms or at all to the Company.

3. Acquisition:

On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. However, for accounting and tax purposes, the Company acquired Wanwei from Wanhui Group and Wen Xin upon issuance of the business license on October 25, 2005. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date, and, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of our estimate tax liability that results from the debt forgiveness between the Wanhui Group and Wanwei (the “estimated tax obligation”). On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. If it is determined Wanwei’s actual tax liability is lower than the estimated tax obligation, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the estimated tax obligation plus the adjustment in June 2006, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the fourth quarter of 2006.

4. Stock-Based Compensation:

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

Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the three and nine months September 30, 2005, the Company applied the recognition and measurement principles of APB 25 and related interpretations in accounting for stock-based compensation. During the three and nine months ended September 30, 2005, the Company issued options to employees to purchase 340,000 and 400,000 shares, respectively, of common stock at exercise prices ranging from $1.95 to $2.25 per share. During the three and nine months ended September 30, 2005, the Company did not record any compensation expense associated with such awards. Had the Company elected to recognize stock-based compensation expense based on the fair value at the grant dates for awards consistent with the method prescribed under SFAS 123R, the Company would have recorded compensation in the amount of $134,160 and $387,236 respectively, for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $93,086 and $660,110, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Back to Index

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS 123(R) to stock-based compensation for the three and nine months ended September 30, 2005.

	Three months ended	Nine months ended

	September 30, 2005

Net loss
As reported	$(1,121,130)	$(3,681,372)
Stock-based compensation expense included in reported net loss, net of related tax effects	60,859	182,578
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(108,701)	(336,049)

Pro forma	$(1,168,972)	$(3,834,843)

Basic and Diluted Loss Per Share
As reported	$(0.06)	$(0.21)
Pro forma	$(0.07)	$(0.22)

Prior to the adoption of FAS 123R and for the three and nine months ended September 30, 2006, no tax benefits from the exercise of stock options has been recognized as the company has a net loss for the nine months ended September 30, 2006. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Expected life (years)	5.0	3.0	5.0	3.0
Risk-free interest rate	4.77-5.11%	5.00%	4.32-5.19%	5.00%
Expected Volatility	109.70%	90.00%	93.6-109.7%	90.00%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Back to Index

A summary of the options issued by the Company for the nine months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on January 1, 2006	1,395,000	$1.61	8.32	—
Granted	285,000	$3.60	9.80	—
Exercised	—	—	—	—
Forfeited/Canceled	—	—	—	—

Outstanding on March 31, 2006	1,680,000	$1.95	8.56	$1,357,000

Granted	48,000	$4.20	10.00	—
Exercised	(20,000)	$1.15	8.50	—
Forfeited/Canceled	(20,000)	$3.66	9.50	—

Outstanding on June 30, 2006	1,688,000	$2.00	8.34	$1,324,500

Granted	80,000	$4.43	9.89	—
Exercised	—	$—	—	—
Forfeited/Canceled	(127,500)	$1.53	8.30	—

Outstanding on September 30, 2006	1,640,500	$2.16	8.16	$1,165,125

Exercisable on September 30, 2006	550,209	$1.58	7.58	$691,180

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $2.91. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $36,000. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	1,375,000	1.74
Granted	413,000	2.91
Vested	(550,209)	2.55
Forfeited	(147,500)	2.60

Nonvested at September 30, 2006	1,090,291	2.31

The unrecognized share based compensation cost related to stock option expense at September 30, 2006 is $2,987,793 and will be recognized over a weighted average of three years. The total fair value of shares vested during the nine months ended September 30, 2006 was $2,092,167.

Back to Index

5. Common Stock:

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share, of which 23,154,562 shares are issued and outstanding, 2,500,000 shares are reserved for issuance upon exercise of common stock options, and shares are reserved for issuance upon exercise of outstanding common stock warrants.

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

On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006, we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the nine months ended September 30, 2006, we received $2,554,311 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the nine months ended September 30, 2006.

6. Shareholders’ Equity:

The following table shows weighted average basic shares for the respective periods:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Weighted average basic shares	23,154,067	17,680,916	22,612,327	17,680,916

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and nine months ended September 30, 2006 and 2005 because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Number of shares	1,240,764	418,449	1,543,259	608,801
Range of exercise price	$1.15 – $4.20	$1.60	$1.15 – $4.20	$2.00

7. Segment Information:

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

Back to Index

Wanwei distributes brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a variety of healthcare providers.

The following tables present reportable segment information for the periods indicated (unaudited):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Pharmaceutical Distribution	$6,869,119	—	$16,933,989	—
Sales and Marketing	29,773	23,086	86,484	123,839
Sales and Marketing intersegment	30,041	—	393,974	—
Eliminations	(30,041)	—	(393,974)	—

Total Revenue	$6,898,892	23,086	$17,020,473	123,839

Pharmaceutical Distribution	$(4,258)	—	$(277,591)	—
Sales and Marketing	(581,018)	(198,323)	(1,461,577)	(1,025,805)
Corporate	(1,006,388)	(922,807)	(2,929,516)	(2,655,567)
Eliminations	37,198	—	(34,963)	—

Total Operating Loss	$(1,554,466)	(1,121,130)	$(4,703,647)	(3,681,372)

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

8. Loss on Disposal of Asset:

For the three months ended September 30, 2006 the Company wrote-off the software license and implementation cost of an Enterprise Resource Planning (ERP) system. In 2005 the Company identified the need to implement an ERP system to provide for the growth of the Company. In February 2006 the Company initiated the implementation of the ERP system which was planned to be completed by September 30, 2006. During the system implementation, the Company was made aware of a recently released ERP system which is a better fit for the Company’s operation and is expected to be more cost effective. During the quarter ended September 30, 2006 the Company made the determination to discontinue the selected ERP system and to replace it with the recently released system. As part of the write off prepaid expenses decreased by $227,982 as this represented the part of the implementation cost that was financed and accounted for as a prepaid expense.

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

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations for at least the next nine months through our cash and cash equivalents, our expectation to raise additional funds in the next six months, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future, the expected impact of recent accounting pronouncement, our expectation that Wanwei’s actual tax liability will be determined in the fourth quarter of 2006 and our expectation regarding the alternative Enterprise Resource Planning system. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, the loss of one or more key customer or supplier relationships, our interactions with our business partners could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing. In addition, we have satellite sales offices throughout China. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. However, for accounting and tax purposes, the Company acquired Wanwei from Wanhui Group and Wen Xin upon issuance of the business license on October 25, 2005. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000, $290,328 as of that date. In addition, on December 6, 2005, we paid Wanhui Group RMB 101,030, $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of our estimate tax liability that results from the debt forgiveness between the Wanhui Group and Wanwei (the “estimated tax obligation”). On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. If it is determined Wanwei’s actual tax liability is lower than the estimated tax obligation, the Company has agreed to pay Wanhui Group additional funds, equal to the reduction in the actual tax liability and, if it is determined that Wanwei’s actual tax liability is higher than the estimated tax obligation plus the adjustment in June 2006, Wanhui Group has agreed to return the difference to the Company. It is expected that the actual tax liability will be determined by the end of the fourth quarter of 2006.

On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock at a price of $1.50 per share, which yielded gross proceeds to us of approximately $6.3 million and net proceeds to us of approximately $5.9 million. In addition, these investors also received our Series A Warrants to purchase an aggregate of 619,414 shares of our common stock at an exercise price of $1.875 per share and Series B Warrants to purchase 619,414 shares of common stock at an exercise price of $2.25 per share. These warrants have been valued using the Black-Scholes pricing model to have an aggregate value of $534,224. On February 21, 2006, we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the nine months ended September 30, 2006, we received $2,554,311 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the nine months ended September 30, 2006.

Back to Index

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

Since our inception, we have generated significant losses. As of September 30, 2006, we had an accumulated deficit of approximately $13.9 million.

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

Critical Accounting Policies

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, allows companies which have stock-based compensation arrangements with employees to adopt a new fair value basis of accounting for stock options and other equity instruments or to continue to apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but with additional financial statement disclosure.

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2006 was $93,086 and $660,110, respectively, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.

During 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During 2004, our compensation expense was $295,594, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense was $399,000 for the year ended December 31, 2005. Our compensation expense related to these shares was $114,055 and $342,166, respectively, for the three and nine months ended September 30, 2006. During 2005, we issued options to employees and board members to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options. During the three and nine months ended September 30, 2006, we issued options to employees and board members to purchase 80,000 and 413,000 shares of common stock, respectively, at exercise prices ranging from $3.60 to $4.60.

Back to Index

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenue:

Net revenue was approximately $6,899,000 for the three months ended September 30, 2006, an increase of $6,876,000, as compared with approximately $23,000 for the three months ended September 30, 2005. This significant increase was primarily due to the acquisition of Wanwei in October 2005. Wanwei generated revenues of $6,869,000 from distribution activities during the three months ended September 30, 2006.

Marketing commissions and registration revenue was increased by $7,000 from $23,000 to $30,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was the result of our licensing and initiating sales of Propess during the fourth quarter of 2005.

Cost of Sales:

Cost of sales was $6,684,000 for the three months ended September 30, 2006, an increase of $6,598,000, as compared with $86,000 for the three months ended September 30, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the three months ended September 30, 2006, Wanwei cost of sales was $6,386,000. The remaining increase in cost of sales is directly related to the sales and marketing efforts to promote Propess during the three months ended September 30, 2006.

Sales and Marketing Expenses:

Sales and marketing expenses were $296,000 for the three months ended September 30, 2006, an increase of $282,000, as compared with $14,000 for the three months ended September 30, 2005. The increase was the result of our acquisition of Wanwei which was completed in October 2005. During the three months ended September 30, 2006, Wanwei’s sales and marketing expenses were $280,000.

General and Administrative Expenses:

General and administrative expenses were $1,117,000 for the three months ended September 30, 2006, an increase of $20,000, as compared to $1,097,000 for the three months ended September 30, 2005. Our acquisition of Wanwei in October 2005 accounted for $270,000 of general and administrative expenses for the three months ended September 30, 2006.

The remaining reduction in general and administrative expenses of $250,000 for the three months ended September 30, 2006 as compared to September 30, 2005 was mainly the result of decreased dependence on professional services. Significant reductions in legal fees $173,000, accounting $56,000 and financial printing $44,000 was the result of no SEC stock registration ongoing during the three months ended September 30, 2006 as well as the determination to move the corporate accounting function internal to the Company. The other significant reduction in general and administrative expenses was travel and related expenses $38,000. Offsetting these reductions was an $75,000 increase in salary and related benefits and taxes reflecting an expansion of our corporate staff in China over the prior year.

Loss on Disposal of Asset:

Loss on disposal of asset were $407,000 for the three months ended September 30, 2006, an increase of $407,000, as compared with zero for the three months ended September 30, 2005. The increase was the result of our write-off of the software license and implementation cost of an Enterprise Resource Planning (ERP) system during the three months ended September 30, 2006. In 2005 we identified the need to implement an ERP system to provide for the growth of the Company. In February 2006 we initiated the implementation of the ERP system which was planned to be completed by September 30, 2006. During the system implementation, the Company was made aware of a recently released ERP system which is a better fit for our company’s operation and is expected to be more cost effective. During the quarter ended September 30, 2006 we made the determination to discontinue the selected ERP system and to replace it with the recently released system.

Back to Index

Interest Income and Expense:

Our interest income primarily consists of income earned on our cash and cash equivalents. In October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income of $32,000 during the three months ended September 30, 2006, a decrease of $11,000, as compared to $43,000 for the three months ended September 30, 2005. Interest expense of $28,000 is primarily for short term loans and software financing.

Other Income (Expense):

Other income was $46,000 for the three months ended September 30, 2006, an increase of $36,000, as compared with other income of $10,000 for the three months ended September 30, 2005. The increase was the result of accounts receivable collections received from customers which receivable balance was valued at zero as part of the acquisition accounting of Wanwei.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenue:

Net revenue was approximately $17,020,000 for the nine months ended September 30, 2006, an increase of $16,896,000, as compared with approximately $124,000 for the nine months ended September 30, 2005. This significant increase was due to the acquisition of Wanwei in October 2005. Wanwei generated revenues of $17,014,000 from distribution activities during the nine months ended September 30, 2006.

Cost of Sales:

Cost of sales was $16,457,000 for the nine months ended September 30, 2006, an increase of $15,673,000, as compared with $784,000 for the nine months ended September 30, 2005. This increase is attributable to our acquisition of Wanwei in October 2005. During the nine months ended September 30, 2006, Wanwei cost of sales was $15,739,000.

Sales and Marketing Expenses:

Sales and marketing expenses were $885,000 for the nine months ended September 30, 2006, an increase of $850,000, as compared with $35,000 for the nine months ended September 30, 2005. The increase was the result of our acquisition of Wanwei which was completed in October 2005. During the nine months ended September 30, 2006, Wanwei’s sales and marketing expenses were $866,000.

General and Administrative Expenses:

General and administrative expenses were $4,055,000 for the nine months ended September 30, 2006, an increase of $978,000, as compared to $3,077,000 for the nine months ended September 30, 2005. Our acquisition of Wanwei in October 2005 accounted for $662,000 of general and administrative expenses for the nine months ended September 30, 2006.

The remaining increase in general and administrative expenses is $316,000 for the nine months ended September 30, 2006 as compared to September 30, 2005. Stock based compensation recognized under SFAS No. 123R for the nine months ended September 30, 2006 was $660,000 as compared to $299,000 for the nine months ended September 30, 2005, an increase of $361,000. Salary and related benefits and taxes increased $285,000 for the nine months ended September 30, 2006 as compared to 2005, reflecting the increase in US and China corporate staff and salary adjustments. Business development and operational consultants increased $215,000, reflecting the expansion of our development related activities. Insurance costs increased $51,000 for the nine months ended September 30, 2006 as compared to 2005, reflecting higher Directors and Officers and Key Man Life insurance premiums. Offsetting these increases were significant reductions in legal fees $295,000 and accounting $350,000 reflecting the decision to move internal the corporate accounting function as well as the reduction in SEC registration filings in 2006.

Loss on Disposal of Asset:

Loss on disposal of asset were $407,000 for the nine months ended September 30, 2006, an increase of $407,000, as compared with zero for the three months ended September 30, 2005. The increase was the result of our write-off of the software license and implementation cost of an Enterprise Resource Planning (ERP) system during the nine months ended September 30, 2006. In 2005 we identified the need to implement an ERP system to provide for the growth of the Company. In February 2006 we initiated the implementation of the ERP system which was planned to be completed by September 30, 2006. During the system implementation, the Company was made aware of a recently released ERP system which is a better fit for our company’s operation and is expected to be more cost effective. During the quarter ended September 30, 2006 we made the determination to discontinue the selected ERP system and to replace it with the recently released system.

Back to Index

Interest Income and Expense:

Our interest income primarily consists of income earned on our cash and cash equivalents. In October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income of $123,000 during the nine months ended September 30, 2006, a decrease of $2,000, as compared to $125,000 for the nine months ended September 30, 2005. Interest expense of $51,000 primarily relates to short term loans and software financing.

Other Income (Expense):

Other income was $42,000 for the nine months ended September 30, 2006, an increase of $43,000, as compared with other expense of $1,000 for the nine months ended September 30, 2005. The increase was primarily the result of accounts receivable collections received from customers which receivable balance was valued at zero as part of the acquisition accounting of Wanwei.

Liquidity and Capital Resources

As of September 30, 2006, we had unrestricted cash and cash equivalents of approximately $3.8 million, which represented 24.7% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.

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

On February 21, 2006 we notified the holders of Series A Warrants that, pursuant to the terms of the Series A Warrants, we were exercising our rights to force the conversion of Series A Warrants because the trading price of our common stock had exceeded 200% of the exercise price of Series A Warrants for twenty consecutive days. On March 28, 2006 we notified the holders of Series B Warrants that pursuant to the terms of the Series B Warrants, we were exercising our rights to force the conversion of Series B Warrants because the trading price of our common stock exceeded 200% of the exercise price of Series B Warrants for twenty consecutive days. During the nine months ended September 30, 2006, we received $2,554,000 from Series A and Series B Warrant exercises. We issued 1,238,485 shares for the funds received from Series A and Series B exercises during the nine months ended September 30, 2006.

The use of our cash flows has primarily consisted of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and the acquisition of Wanwei.

To date, we have had negative cash flows from operations. Net cash used in operating activities was $5,023,000 for the nine months ended September 30, 2006. This amount principally reflected our net loss of $4,704,000, partially offset by $1,330,000 in non-cash charges including stock-based compensation expense of $660,000, depreciation and intangible amortization of $263,000 and a loss on assets disposed of $407,000. We used $1,649,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the nine months ended September 30, 2006. The most significant changes were the increase in accounts receivables of $1,915,000, inventory of $195,000 and Value Added Taxes Receivable of $125,000 and the decrease of accrued professional fees of $165,000 and accrued payable of $24,000. Offsetting these changes was the increase in accounts payable of $649,000 and accrued other liabilities of $129,000. Cash used in investing activities for the purchase of equipment was $209,000 and the payment to Wanhui was $412,000. Net cash provided by financing activities was $2,511,000 and consisted of $2,594,000 proceeds from the exercise of warrants and options offset by $83,000 in repayments of notes payable.

Our net loss of $1,554,000 and negative cash flow from operations of $1,756,000 during the three months ended September 30, 2006 raise substantial doubt about our ability to continue as a going concern. We anticipate that our September 30, 2006 balance of approximately $3.8 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next nine months.

We currently plan to use our remaining cash primarily to fund: our operating expenses and general working capital; the marketing of our current and future products; our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai Rongheng Pharmaceutical Company Limited; and the expenses necessary to maintain our status as an Exchange Act reporting company.

Our future capital requirements will depend on many factors, including those factors are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and in this report, as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

Back to Index

Our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. To support our internal growth and acquisitions, it is our expectation that we will be adding financial, marketing, product and medical managers over the next 12 months. As a result of our continuing capital needs, we are considering to raise additional funds in the next six months through public or private equity offerings, debt financings or from other sources. There is no assurance that such funding will be available on favorable terms or at all to the Company. If we are not able to raise additional capital through fund raising activities our ability to continue as a going concern will be in substantial doubt; we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas and our anticipated future growth will be adversly affected.

Back to Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Rate Sensitivity

We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries, BMP China and Wanwei, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that its currency, the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.

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

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our third fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Back to Index

PART II- OTHER INFORMATION

ITEM 1A. Risk Factors

We may not be able to fund our operations and continue as a going concern.

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of shares of our common stock and we may have experience difficulty in obtaining financing.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We believe that we have adequate cash and cash equivalents to fund our current level of operations through June 30, 2007. We are considering raising additional funds in the next six months through public or private equity offerings, debt financing or from other sources. There is no assurance that such funding will be available on favorable terms or at all to us.

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

Beijing Med-Pharm Corporation
Date: November 14, 2006	/s/ DAVID GAO

David Gao Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2006	/s/ FRED M. POWELL

Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)