Form 10-K
period 2006-12-31
BEIJING MED PHARM CORP
filed 2007-03-26
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      TO
Commission file number 000-51409

BEIJING MED-PHARM CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0434726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 W. Germantown Pike, Suite 400
Plymouth Meeting, Pennsylvania	19462
(Address of Principal Executive Offices)	(Zip Code)
(610) 940-1675
Registrant’s telephone number, including area code
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Rule S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer   ☐     Accelerated Filer   ☐       Non-Accelerated Filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 30, 2006 (based on the last reported sale price on Over the Counter Bulletin Board as of such date) was $64,446,997 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of March 1, 2007 there were 26,641,191 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

BEIJING MED-PHARM CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:
•	our business strategy;

•	our potential acquisition of a majority interest in Rongheng which is expected to close in the 2nd quarter of 2007;

•	our proposed joint venture transaction with Guangzhou Biaodian Medical Information Co., Ltd.;

•	competition in the Chinese pharmaceutical distribution industry and our ability to compete;

•	our belief regarding the significance of our acquisition of Wanwei;

•	our belief that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services;

•	our expectation to continue to incur significant and increasing operating expenses and capital expenditures;

•	our expectation that substantially all of our revenues, profits, cash flows and assets will continue to be derived in China and be dominated in Chinese currency;

•	our belief regarding the significance of brand recognition;

•	our ability to renew any Good Supply Practices certificate or any pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate or permit;

•	our expectation that we may incur operating losses for the foreseeable future;

•	our future financial and operating results;

•	the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies;

•	our ability to fund our current level of operations for the next twelve months through our cash and cash equivalents;

•	our expectation regarding our cash and cash equivalents;

•	impact of recent accounting pronouncements;

•	expected timing of the closing of the Guangzhou Pharmaceutical Corporation, or GPC, joint venture transaction;

•	the board composition of reorganized GPC;

•	our expectation regarding our Exchange Act reporting obligations; and

•	any other statements regarding matters not of historical fact.
          The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors affect our ability to achieve our objectives, including:
•	difficulties in acquiring complementary businesses or in integrating acquired businesses;

•	our inability to obtain additional capital when necessary;

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major clients;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities with our distribution capabilities;

•	adverse economic, political or social conditions in China;

•	our inability to renew our GSP certificate or our pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate and permit;

•	our inability to manage our growth effectively;

•	our inability to attract and retain key personnel;

•	our inability to effectively market our services or obtain and maintain arrangements with manufacturers; and

•	a slowdown in the Chinese economy.
     In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

PART I
ITEM 1. BUSINESS
Overview
  Beijing Med-Pharm Corporation, a Delaware Corporation, is a pharmaceutical marketing and distribution company based in China. Our services, which we offer through Beijing Medpharm Co. Ltd., or BMP China, and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, which we acquired on December 6, 2005, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution services. These services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers; and

•	pharmaceutical distribution.
  We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei.
  Through Wanwei, we have distribution relationships with over 120 distributors located throughout China and access to most major hospitals in Beijing. Wanwei distributes over 900 products to more than 340 customers. These distribution services include the distribution of:
•	western medicines;

•	traditional Chinese medicines;

•	bio-chemical medicines; and

•	medical applications.
BMP China is headquartered in Beijing, China. Our sales staff in China is located primarily in the following areas:
•	Beijing

•	Chengdu

•	Chongqing

•	Fuzhou

•	Guangxi

•	Guangzhou

•	Hangzhou

•	Kunming

•	Nanjing

•	Shanghai
•	Shenyang

•	Tianjin

•	Wuhan

•	Xi’am

•	Xiamen

  On August 31, 2005, we entered into a non-binding letter of intent with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. or Orient International, and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd., or Shanghai CAS, to purchase a majority interest in Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng. Orient International and Shanghai CAS currently own approximately 90% of the equity interests in Rongheng. Rongheng is a pharmaceutical distribution enterprise with operations in Shanghai, China, a municipality of more than 17 million permanent residents. Rongheng was established in 1999 and distributes to over 250 hospitals in Shanghai, including almost all top tier hospitals in Shanghai.
  On May 11, 2006, we entered into an agreement with Shanghai CAS and Orient International. Under the terms of the agreement, the parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. On December 14, 2006, the proposed sale of Rongheng was posted on the Shanghai Exchange. On January 16, 2007, we were notified that we are the winning bidder of the proposed sale. On March 15, 2007, the parties executed definitive documents and the transaction will be submitted to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval and is expected to close during the second quarter of 2007.
     On January 27, 2007, Alliance BMP Limited entered into a Joint Venture Contract, or the GPC JV Contract with Guangzhou Pharmaceutical Limited Company, or GP Limited, a Contract for the Transfer of Capital Contribution of Guangzhou Pharmaceuticals Corporation, or the GPC Capital Contribution Transfer Contract with several shareholders of Guangzhou Pharmaceuticals Corporation, or GPC, a Chinese limited liability company, and a Contract for the Increase of Registered Capital of Guangzhou Pharmaceuticals Corporation with GP Limited, or the GPC Capital Increase Contract.
     Alliance BMP Limited is a joint venture between the Company and Alliance Unichem Group Limited, or AB. On January 18, 2007, the Company, AB and Alliance BMP Limited entered into a Shareholders’ Agreement, or the Shareholders’ Agreement that sets forth the terms and purpose of the joint venture. Alliance BMP Limited is a newly-formed United Kingdom-based investment vehicle. The primary purpose of Alliance BMP Limited is to acquire a 50% interest in GPC and to manage its investment in GPC. The Company and AB have agreed to do or cause to be done all reasonable acts necessary or desirable to consummate the joint venture with GPC.
     These agreements provide that all shareholders of GPC, other than GP Limited, will transfer to Alliance BMP an aggregate of 9.91% of GPC’s total registered capital, representing the entire holdings of these shareholders. Immediately thereafter, GPC will increase its registered capital by approximately 100% and Alliance BMP Limited will purchase the entire increase at a purchase price of approximately $69 million. GPC will then be converted from a wholly-Chinese owned limited liability company to a Sino-foreign equity joint venture limited liability company, or reorganized GPC, and each of GP Limited and Alliance BMP Limited will own a 50% interest in GPC. The completion of these transactions is subject to approval by the Chinese authorities and certain other conditions, and is expected to occur in the second half of 2007.
     It is expected that reorganized GPC will have eight directors. Each of GP Limited and Alliance BMP Limited will have the right to appoint four directors. Alliance BMP Limited is also entitled to designate (i) the Chairman of the Board of Directors and (ii) the General Manager of reorganized GPC, and GP Limited will have the right to designate (i) Deputy Chairman of the Board of Directors and (ii) the Financial Director of reorganized GPC. It is expected that David Gao will initially serve as the Chairman of reorganized GPC.
     Under the Shareholders’ Agreement, subject to government approval of the GPC Agreement and certain other conditions, the Company will obtain 99,998 shares of ordinary shares of Alliance BMP Limited for a total purchase price of $13.8 million, and AB will obtain 399,992 shares of ordinary shares of Alliance BMP Limited for a total purchase price of $55.2 million, such that the Company will have 20% interest and AB will have 80% interest in Alliance BMP Limited. The Company is in the process of reviewing its alternatives to fund Alliance BMP Limited.
     Alliance BMP Limited is jointly managed by the Company and AB. Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC Agreements and thereafter for so long as the Company is the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time the Company will have the right to appoint and remove one director. AB will have right to appoint and remove three directors provided that it holds between 50% and 90% of the total issued shares of Alliance BMP Limited. The initial directors of Alliance BMP Limited are David Gao (Chief Executive Officer and a director of the Company) as the Company’s designated director, and Marco Pagni, Stephen Roberts and Roger Phillips as the AB designated directors.
     In addition, under the Shareholders’ Agreement, for so long as David Gao remains an employee of the Company and for the period in which the Company is entitled to appoint directors as described above, the Company will cause David Gao to provide services from time to time to Alliance BMP Limited as its Board of Directors may reasonably request. The provisions of such services will be at no charge to Alliance BMP Limited. If the Company ceases to invest in Alliance BMP Limited, the Company will continue to cause David Gao to provide such services to Alliance BMP Limited for twelve months thereafter. If David Gao ceases to be involved with the Company in any capacity, the Company has agreed not to prevent David Gao’s continuing involvement with Alliance BMP Limited.
     On March 15, 2007, the Company entered into a non-binding letter of intent with Guangzhou Biaodian Medical Information Co., Ltd. (“Biaodian”) with respect to a proposed joint venture transaction. As proposed, Biaodian will consolidate two of its subsidiaries, Guangzhou Shimei Medical Information Co., Ltd. and Guangzhou Shipu Medical Information Co., Ltd., into one company (the “Information Company”), and will further convert the Information Company into a Sino-foreign equity joint venture (the “JV”). The Company and Biaodian proposed to acquire 49% and 51% of the equity interest in the JV, respectively. The board of directors of the JV is expected to be consisted of members appointed by both the Company and Biaodian. The parties also agreed to exclusive negotiation for 90 days starting from March 15, 2007, and to formally execute relevant transactional documents by the end of April 2007.
Our Opportunity
     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services. We believe that our acquisition of Wanwei was an important step in the implementation of this solution.
     We believe that our acquisition of Wanwei will enable us to differentiate ourselves from many of our competitors in China’s highly fragmented pharmaceutical distribution market by combining the marketing services that we offer with the distribution of pharmaceutical products to hospitals and other authorized healthcare providers. Our opportunity to establish a strong presence in China’s pharmaceutical distribution market is largely due to the highly fragmented nature of this market. China’s pharmaceutical distribution market is in an early developmental stage. The distribution infrastructure in China is fragmented and undercapitalized. According to the Certification Committee for Drugs, or CCD, of China’s State Food and Drug Administration, or SFDA, China’s pharmaceutical market had approximately 7,200 distributors as of February 2007, many of which we believe were small and unprofitable. This number is considerably lower than the approximately 16,000 distributors we believe existed in China’s pharmaceutical market in 2002. In addition, the Chinese government passed legislation that required pharmaceutical wholesale and retail enterprises to obtain Good Supply Practices, or GSP, certification. We believe that the pharmaceutical distribution permit and GSP certificate that we acquired as a result of our acquisition of Wanwei provides us with a strategic advantage over many of our competitors in China’s pharmaceutical distribution market.
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
     Drug Marketing. Our sales and marketing sales staff, which consisted of 84 people at December 31, 2006, provides a marketing presence in major urban areas. Our staff are experienced in all aspects of drug promotion and possess a strong knowledge of the domestic pharmaceutical environment. We believe that our staff is capable of expanding our product offerings through the use of targeted marketing and the organization of national seminars and conferences.
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
     We have more than seven years of experience in providing clinical and regulatory services and have provided such services to pharmaceutical manufacturers from the United States, United Kingdom, India, Germany and Switzerland, among others. We have registered drugs and compounds for various foreign manufacturers, including Biomet Merck, Haw Par Healthcare, Ltd., and Galerma S.A.
Supply Partners
     Our suppliers, some of which having an indirect relationship with us through an intermediary, generally fall into the following three categories:
•	Large Foreign Pharmaceutical Manufacturers. Although these companies have global marketing and sales capabilities, we believe that they are usually only able to effectively market a limited number of their products in a market such as China. Other products must therefore be marketed by way of a co-operative agreement with a local agent.

•	Smaller Foreign Pharmaceutical Manufacturers. These companies generally have limited internal marketing ability and may therefore depend solely on agreements with local marketing partners to promote their products in foreign markets.

•	Domestic Pharmaceutical Companies. These companies also have limited marketing capabilities and therefore frequently outsource this function to local agents.

     Listed below marketing revenue categorized by suppliers who represented approximately 10% or more of our marketing revenues in each of 2005 and 2006; among these companies, Biomet Merck is an indirect supplier of ours through our, market promotion and distribution agreement, with Xiamen International Economic and Trade company.

	Percentage of Total Marketing Revenues
Name of Client	2006	2005
Cytokine PharmaScienics, Inc.	57%	0%
Taiwan Biotech Co.	40%	0%
Biomet Merck	2%	72%
Zhonghuo High Tech Corp.	4%	16%
MCM Klosterfrau GmbH	0%	17%
Our Product Portfolio
     We provide clinical and/or market development services with respect to the following products:
Propess
     Propess is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. The manufacturer of Propess is Cytokine PharmaScienics, Inc. We entered into an agreement with Cytokine in August 2005, under which we have the exclusive right to market, promote and distribute Propess in China. The term of this agreement is five years, subject to earlier termination, among other things, by Cytokine in the event that we do not meet certain minimum annual purchase requirements set forth in the agreement during any two consecutive years. The agreement will automatically renew for two-year terms unless earlier terminated as described above or unless either party gives notice of termination at least six months prior to the beginning of the particular renewal period.
Anpo
     Anpo, or ritodrine hydrochloride, is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. In July 2006, we entered into an agreement with Taiwan Biotech Co. Ltd. to serve as the exclusive distributor of Anpo in mainland China. The terms of this agreement is five years, subject to earlier termination, among other things, by Taiwan Biotech Co. Ltd. in the event that we do not meet certain minimum annual sales requirements set forth in the agreement.
Misopess
     Misopess vaginal Insert, or Misopess, is a vaginal insert under investigation in several countries for cervical ripening and induction of labor. The manufacturer of Misopess is Cytokine. We entered into an agreement with Cytokine in November 2006 to conduct late-stage clinical development, registration, sales, marketing and distribution in China. Under terms of the agreement, we will initiate a Chinese registration trial of Misopess, with the expectation that, once Mispoess receives US FDA approval, data from this single trial will permit a regulatory application with the SFDA in late 2008 or 2009. The terms of this agreement is ten years, subject to earlier termination. The agreement will automatically renew for two-year terms unless earlier terminated as described above or unless either party gives notice of termination at least six months prior to the beginning of the particular renewal period.
Fentora
     Fentora, or fentanyl buccal tablet, received US FDA approval in September 2006 for the management of breakthrough pain in patients with cancer. The manufacturer of Fentora is Cephalon, Inc, or Cephalon. We entered into a service agreement with Cephalon in December 2006 under which we will complete the clinical development and registration process for Fentora in China. The term of this agreement is three years unless terminated by any reason upon 30 days written notice by either party.
Competition
     While the Chinese pharmaceutical distribution market currently is highly fragmented, it is also highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We are aware of a limited number of competitors who currently directly provide a suite of services comparable to the distribution chain solution that we will provide as a result of the completion of our acquisition of Wanwei. These competitors include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd. We are not aware of any foreign-owned company that offers a more comprehensive distribution chain solution in China. However, significant competition exists on an individual basis with respect to the marketing and promotion and distribution services that we provide. These competitors include national and regional pharmaceutical promotion companies and small companies. We also anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market. Our most significant competitors in the marketing and promotional services sector include Zuellig Pharma Pharmaceutical Service Co., Ltd. and Shenzhen Zhanhong Pharmaceutical Co., Ltd. Our most significant competitors in the distribution services sector in the Beijing area are Beijing Medical Group, Beijing Fengkecheng Medical Ltd., National Pharmaceuticals Group, Beijing Shuanghe, Beijing Jinxiang Fuxing, Beijing Keyuan Xinhai, and Beijing Tongrentang. Our most significant competitors in the distribution services sector on a national basis include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Guangzhou Pharmaceutical Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd., among others.
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
Wanwei
Background
     Wanwei was incorporated in January 1999. Wanwei’s term of business set forth in its current business license is 20 years from the date it received its business license, or January 1999 through January 2019.

     On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by China’s Ministry of Commerce that our acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. However, for accounting and tax purposes, the Company acquired Wanwei from Wanhui Group and Wen Xin upon issuance of the business license on October 25, 2005. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date.
     December 6, 2005, the Company completed the acquisition of Wanwei by making final payment of the purchase price, net of certain estimated tax liability. On June 29, 2006, the Company paid Wanhui Group, RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. On January 10, 2007, the Company paid $214,227 to the Chinese Tax Authority as the final payment related to the acquisition of Wanwei.
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
Wanwei Product Portfolio
     Patients purchasing medicines listed in the Insurance Catalogue are entitled to reimbursement of all or part of the cost of these medicines from the social medical fund. As a result, patients generally prefer to purchase medicines listed in the Insurance Catalogue rather than non-listed medicines. Approximately 32.8% and 36.9% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2006 and 2005, respectively, representing 58.2% and 60.2% of Wanwei’s total revenues.

     In China, medicines also are divided into over-the-counter medicines and prescription medicines according to medicine type, specification, the relevant condition that they are designed to treat, dosage and method of administration. To better distribute medicines classified as over-the-counter medicines, which represented approximately 18.6% of Wanwei’s products in 2006, Wanwei typically engages other distributors that have distribution channels that accommodate the distribution of over-the-counter medicines, in addition to selling directly to drug stores.
     Wanwei currently distributes over 900 products to more than 340 customers, the following of which are the five highest revenue producers:
•	Glurenorm. Glurenorm, manufactured by Beijing Shuanghe under a license from Boehringer Ingelheim, is an oral antidiabetic medication used to treat patients with adult maturity onset or non-insulin dependent diabetes. Wanwei began distributing this product in 2002 under a non-exclusive agreement covering Beijing. The contract is renewable annually on December 3 and is subject to minimum annual sales. Sales of Glurenorm amounted to 19.8% and 14.1% of Wanwei’s total sales for 2006 and 2005.

•	Ferrous Succinate Tablets. Ferrous Succinate Tablets, manufactured by Jinling Pharmaceutical Joint Stock Company, are used to prevent and treat anemia due to lack of iron. Wanwei began distributing this product in 1997 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually on December 31 and is not subject to minimum annual sales. Sales of Ferrous Succinate Tablets amounted to 5.0% and 6.2% of Wanwei’s total sales for 2006 and 2005.

•	Runsu Eye Drops. Runsu Eye Drops are manufactured by Shangdong Zhengda Pharmaceutical Company. Wanwei began distributing this product in 2001 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually and is not subject to minimum annual sales. Sales of Runsu Eye Drops amounted to 4.3% and 5.3% of Wanwei’s total sales for 2006 and 2005.

•	Tramadol Hydrochloride. Tramadol Hydrochloride, manufactured by Huasheng Pharmaceutical Co. Ltd. of Shijiazhuang Pharmaceutical Group, is an analgesic used to treat acute and chronic pain. Wanwei began distributing this product in 2000 and has an exclusive distribution arrangement covering Beijing. The contract is renewed annually at December 31 and is subject to minimum annual sales. Sales of Tramadol Hydrochloride amounted to 4.2% and 2.4% of Wanwei’s total sales for 2006 and 2005.

•	Famotidine. Famotidine, manufactured by Ansitailai Pharmaceutical Co., Ltd, and is a histamine H2 receptor antagonist that inhabits stomach acid production, and is commonly used in the treatment of peptic ulcer disease. Wanwei began distributing this product in 2002 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually and is not subject to minimum annual sales. Sales of Famotidine amounted to 3.7% and 3.9% of Wanwei’s total sales for 2006 and 2005.
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
Regulation of Foreign Ownership of Pharmaceutical Distribution Companies in China
     Under the Administrative Measures on the Foreign Investment in Commercial Sector adopted on April 16, 2004 and effective as of December 11, 2004, foreign enterprises were permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China and, therefore, we were no longer restricted from engaging in pharmaceutical distribution. Previously, we offered marketing and promotional services.
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

     Approximately 32.8% and 36.9% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2006 and 2005, respectively, representing 58.2% and 60.2% of Wanwei’s total revenues.
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
     The registration of imported medicines requires the support of clinical research and approval from the SFDA to conduct clinical research for the medicine that it proposes to import. After the completion of clinical research on the subject medicine, application may be made for approval to import the subject medicine by submitting, among other things, relevant clinical research information and drug samples to the SFDA. The drug examination laboratory appointed by the SFDA will examine the drug samples and report the results to the SFDA. The SFDA will then conduct a final assessment of the application to consider approving the registration of the subject medicine proposed to be imported. If the SFDA is satisfied with its final assessment of the application, the applicant will be granted a Certificate of Registration of Imported Medicine or a Certificate of Registration of Pharmaceutical Product.
     BMP China has provided its clients with services related to the registration of medicines for use within China in accordance with Chinese law.
Employees
     Substantially all of our employees are located in China. As of December 31, 2006, we had 185 full time employees, 76 of whom were management, finance or administrative employees, and 109 of whom were sales and marketing employees. We have not experienced any strikes or other labor disturbances that have interfered with our operations, and we believe that the relationship between our management and our employees is good.

     We are required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, we contributed the following amounts to these funds:

Year	Contribution in US Dollars*	Contribution in RMB
2006	$181,853	RMB	1,405,542
2005	$43,330	RMB	348,303
2004	$23,074	RMB	185,478

*	Based on exchange rates in effect at March 1 of the following year. For the 2006 contributions the March 1, 2007 exchange rate was used.
     We expect the amount of contribution to the government’s social insurance funds to increase in 2007 as we expand our workforce and operations.
Executive Officers
     The following table identifies our current executive officers:

Name	Age	Position
David Gao	56	President, Chief Executive Officer and Director
Fred M. Powell	45	Chief Financial Officer
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
          Fred M. Powell, CPA, joined us as our Chief Financial Officer in January 2005. From May 2002 until December 2004, Mr. Powell served as the Chief Financial Officer of Eximias Pharmaceutical Corporation, a privately-held biopharmaceutical company. From April 1999 to May 2002, Mr. Powell served as the Senior Vice President, Finance and Administration, of InnaPhase Corporation, a technology solutions provider for life sciences companies that was acquired by Thermo-Electron Corporation in 2004. From March 1993 to April 1999, Mr. Powell held various positions at Premier Research Worldwide, a publicly-traded company specializing in providing clinical and diagnostic services to the pharmaceutical and biotech industries, including: Director of Finance and Administration, from 1993 to 1996, and Chief Financial Officer, from 1996 to 1999. Mr. Powell is a Certified Public Accountant and holds a BS in Accounting from Pennsylvania State University.

ITEM 1A. RISK FACTORS
     Investing in our common stock involves significant risks. In addition to all of the other information contained or incorporated by reference in this prospectus, you should carefully consider the risks and uncertainties described below, which constitute what we believe are the material risks associated with an investment in our common stock, before deciding to invest in our common stock. If any of the following risks actually occur, they may materially harm our business, our financial condition or our results of operations which in turn could adversely affect the market price of our common stock.
Risks Relating to Our Business
We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.
     We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of December 31, 2006, we had an accumulated deficit of approximately $16.0 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures, including operating expenses relating to attracting and retaining a larger employee workforce. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers and expend additional funds to maintain our status as a reporting company under the Exchange Act. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.
     As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock may decline.
We may be unable to acquire, or may be delayed in acquiring, Rongheng.
     On August 31, 2005, we entered into a non-binding letter of intent with Orient International and Shanghai CAS to purchase a majority interest in Rongheng. Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of Rongheng, must be posted on a regional property exchange, whereupon the assets are sold to the highest qualified bidder. On May 11, 2006, we entered into an agreement with Shanghai CAS and Orient International. Under the terms of the agreement, the parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter.
     On December 14, 2006, the proposed sale of Rongheng was posted on the Shanghai Exchange. On January 16, 2007, we were notified that we are the winning bidder of the proposed sale. On March 15, 2007, the parties executed definitive documents and the transaction will be submitted to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval and is expected to close during the second quarter of 2007. The completion of the proposed acquisition of Rongheng would likely be subject to closing conditions that would be outside of our control, such as review and approval by the relevant examination and approval authorities in China. As a result, we can provide no assurance that our proposed acquisition of Rongheng will be completed in the expected time frame or at all. In addition, our proposed acquisition of Rongheng involves industries to which foreign investment has had limited access, and clear guidance on foreign investment in the pharmaceutical distribution business does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, Rongheng also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.

We may be unable to complete the joint venture transaction contemplated by the Shareholders’ Agreement, the GPC JV Contract and the related agreements. In addition, we may not be able to complete the joint venture transaction contemplated by our non-binding letter of intent with Biaodian.
     In January 2007, we entered into the Shareholders’ Agreement with AB to form Alliance BMP Limited, of which we will own 20% interest and AB will own an 80% interest and Alliance BMP Limited executed the GPC JV Contract and related agreements with GP Limited to form reorganized GPC joint venture. Under these agreements, if the transaction is completed, Alliance BMP Limited and GPC Limited will each own 50% interest in reorganized GPC. The consummation of the joint venture transaction contemplated by these agreements is conditioned upon, among other things, approvals by the Chinese authorities and the lack of adverse regulatory actions that will materially prohibit, restrict, or delay the completion of the joint venture transaction. There can be no assurance that we will obtain approvals from the Chinese authorities, that there will be no materially adverse regulatory actions or that we will be able to complete the joint venture transaction as contemplated by the agreements. Our inability to complete the joint venture transaction may impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
     In addition, with respect to our proposed joint venture transaction with Biaodian, while we and Biaodian have entered into a letter of intent, such letter of intent is non-binding. In addition, even if we and Biaodian do enter into transactional documents, the consummation of the joint venture transaction may depend on various factors, such as obtaining approvals from the Chinese government and our raising sufficient funds to pay for the equity purchase price. There is no assurance that the proposed joint venture transaction with Biaodian will be completed as contemplated by the letter of intent.
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
     Future acquisitions or joint ventures, including our potential transactions with Rongheng and AB, may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:
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
     We have experienced, and are continuing to experience, longer than expected periods of product introduction and delays in marketing certain products in our product portfolio. For example, supply interruptions from the manufacturer of Fem 7 had a significant negative impact on our revenues from sales of Fem 7 during 2004 through March 2005. These interruptions were caused by a delay in production relating to China-specific product packaging. In April 2005, the distributor of Fem 7 received supplies of Fem 7 from the manufacturer and we have begun to provide them to our customers. Our revenues are dependent on the ability of the manufacturers and distributors with which we associate to supply and distribute product to our customers.
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
     We anticipate that our December 31, 2006 cash and cash equivalents in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
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
Because we only recently became subject to the reporting requirements of the Exchange Act, we have limited experience in complying with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources and we still may fail to comply.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission, or the SEC, adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and must separately report on the effectiveness of our control over financial reporting. Under the current SEC regulations, as an non-accelerated filer, we expect that management will be required to issue a report on managements assessment on the Company’s internal control over financial reporting effective for the year ended December 31, 2007. Additionally, the Company will begin to require an independent auditor attestation report on management’s assessment on internal controls over financial reporting effective for the year ending December 31, 2008. Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States and difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 when management assessment is required or as of December 31, 2008 when our independent auditor attestation is required, and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
     The existence of any significant deficiencies in our internal control over financial reporting could, and the existence of material weaknesses in our internal control over financial reporting would, preclude management from concluding that our internal control over financial reporting in the relevant time period is effective. If management or our independent auditors ultimately determine that our internal control over financial reporting is not effective in future periods, our stock price could decline and we could be subject to investigations or sanctions by regulatory authorities, which could have a negative impact on our business.
We are a holding company with no operations of our own and depend on our subsidiaries for revenue.
     We are a holding company with no significant assets other than our equity interests in BMP China and Wanwei. We rely on dividends, loans and other payments to us by BMP China, Wanwei and any other future acquired entities in China. As of December 31, 2006, we had an accumulated deficit of approximately $16.0 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we will not be able to pay dividends or service any debt that we may incur. In addition, if BMP China, Wanwei or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
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
     Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On July 21, 2005, China increased the value of the RMB by 2.1% to RMB 8.11 to the dollar and announced that the RMB would no longer be pegged to the United States dollar, but would be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. On December 31, 2006, the exchange rate of United States dollar to RMB is approximately 1 to 7.80. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
     Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As wholly foreign-owned enterprises, BMP China and Wanwei are required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s or Wanwei’s registered capital, which, as of December 31, 2006, was approximately $2.5 million and $2.4 million, respectively.
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
     Revenues from products distributed by Wanwei that are subject to price controls accounted for a total of approximately 86% and 66% of Wanwei’s total revenues in the years ended December 31, 2006 and 2005. Hence, the prices of these medicines could not be increased at Wanwei’s discretion above the price ceiling without prior government approval. It is uncertain whether Wanwei would be able to obtain the necessary approvals to increase the prices of these medicines. This could affect Wanwei’s ability to maximize its profits or to profitably sell these products.
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
     Since August 10, 2006, our common stock has been traded on the NASDAQ Capital Market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 26,641,191 shares of common stock outstanding as of March 1, 2007. Approximately 8,640,834 of these outstanding shares are held by Abacus, who may be deemed to be our “affiliate“ as that term is defined under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and would be subject to Rule 144. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.
     As of March 1, 2007, Abacus beneficially owned or controlled approximately 32.4% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or Abacus could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, could be highly volatile. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462. We lease this office space under a lease with American Executive Centers, Inc. at a rent of $5,310 per month. This lease agreement expires in January 2008.
     BMP China’s principal executive and business offices are located in Beijing. On October 13, 2005, BMP China entered into an office lease agreement with Beijing Shengshang Asset Management Co. Ltd. for the lease of 443.4 square meters of office space located in the Kuntai International Center at Chaowai Avenue, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on November 30, 2007. BMP China has an option to extend the lease period by an additional three years at the end of the lease period. The total monthly rental rate, including property management and associated fees, is RMB 48,000 ($6,211 month as of March 1, 2007). On November 1, 2006 BMP China entered into a lease agreement with Beijing Kuntai Jiahva Real Estate Development Co., Ltd. for the lease of 170.3 square meters of office space located in the Kuntai International Center at Chaowai Avenue, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on October 31, 2008. The total monthly rental rate, including property management and associated fees, is RMB 23,165 ($2,997 per month as of March 1, 2007)
     Wanwei has a lease agreement with Wanhui Group for the lease of its office building, covering approximately 1,040 square meters. This lease agreement expires in December 2007. The rent is RMB 54,450 per month, or $7,045 per month as of March 1, 2007. Rent is required to be paid on a quarterly basis.
     Wanwei has a lease agreement with Wanhui Group for the lease of its warehouse, covering an area of approximately 6,850 square meters. This lease agreement expires in December 2007. The rent is RMB 55,542 per month, or $7,187 per month as of March 1, 2007. The rent is required to be paid on a quarterly basis. We have requested of Wanhui Group the option of purchasing the warehouse in the upcoming year at a price to be determined by a mutually agreed upon appraiser in China.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to security holders for the year ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Since August 10, 2006, our common stock has been traded on the NASDAQ Capital Market under the trading symbol “BJGP.” From February 22, 2006 to August 9, 2006, our common stock was quoted on the Over-the-Counter Bulletin Board under the trading symbol “BJGP.OB.” Prior to that, our common stock was quoted on the Pink Sheets under the symbol “BJGP.PK.” The following table shows the high and low closing sales prices of our common stock for each quarter of the fiscal year ended December 31, 2006 and for each quarter of the fiscal year ended December 31, 2005. The quotations from the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

		High	Low
2006:
Fourth quarter, ended December 31, 2006	NASDAQ	$6.50	$4.16
Third quarter, ended September 30, 2006	NASDAQ from August 10, 2006	5.00	4.06
Second quarter, ended June 30, 2006	Over-the-Counter Bulletin Board	4.90	4.15
First quarter, ended March 31, 2006	Pink Sheets until February 22, 2006	5.00	3.45

2005:
Fourth quarter, ended December 31, 2005	Pink Sheets	3.95	1.39
Third quarter, ended September 30, 2005	Pink Sheets	1.80	1.49
Second quarter, ended June 30, 2005	Pink Sheets	2.50	1.75
First quarter, ended March 31, 2005	Pink Sheets	2.90	2.20
     On March 23, 2007, the closing price of our common stock was $7.60. As of March 1, 2007, we had approximately 1700 holders of record of our common stock.
DIVIDEND POLICY
     We have never declared any cash dividends and do not anticipate paying cash dividends in the near future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that our board of directors considers relevant.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BEIJING MED-PHARM CORPORATION,
NASDAQ MARKET INDEX AND SIC CODE INDEX
ASSUMES $ 100 INVESTED ON JULY 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006
     The above performance graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Market Index and the SIC Code Index assuming the investment of $100 in our common stock and each index on July 1, 2005, the date when our common stock became registered under the Exchange Act, and the reinvestment of dividends, if any. Prior period performance should not be used as a guide to future performance.

ITEM 6. SELECTED FINANCIAL DATA
     The following tables summarize the financial data with respect to us for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002. We derived the financial data for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 from our audited financial statements. The summary financial data appearing in this section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended
	December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net revenues	$24,258,269	$4,179,168	$209,304	$933,025	$1,008,905
Cost of sales	23,700,115	4,979,911	317,777	664,813	798,713

Gross Margin (loss)	558,154	(800,743)	(108,473)	268,212	210,192

Operating expenses:
Sales and marketing expenses	1,299,657	406,799	63,334	36,098	69,142
General and administrative expenses	5,825,922	4,405,893	2,201,009	217,524	251,665
Bad Debt Expenses	—	—	—	6,590	58,998
Loss on disposal of assets	364,140	—	—	—	—

Total operating expenses	7,489,719	4,812,692	2,264,343	260,212	379,805

Loss from operations	(6,931,565)	(5,613,435)	(2,372,816)	8,000	(169,613)
Interest income (expense), net	101,577	(37 ,329)	71,197	(496)	(8,380
Other income	33,904	6,773	—	—	—
Provision for income taxes	—	(79 ,767)	—	(2,178)	(3,924)

Net income (loss) applicable to common stockholders	$(6,796,084)	$(5,723,758)	$(2,301,619)	$5,326	$(181,917)

Basic and diluted net income (loss) per common share	$(0.30)	$(0.31)	$(0.16)	$0.00	$(0.02)

Weighted average diluted common shares outstanding*	22,864,039	18,569,353	14,742,822	7,807,509	7,807,509

*	The number of weighted average shares for the years ended December 31, 2004, 2003, and 2002 equate to the number of shares issued to Abacus upon our acquisition of BMP China, which was wholly-owned by Abacus.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$15,330,606	$6,905,911	$6,267,672	$56,280	$89,130
Total assets	27,516,550	16,676,681	7,552,936	104,599	123,544
Total liabilities	8,956,766	9 ,277,853	795,235	132,698	156,969
Total stockholders’ equity (deficit)	$18,559,784	$7,398,828	$6,757,701	$(28,099)	$(33,425)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis as set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.
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
     On December 15, 2004, we entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group (“Wanhui Group”), an 80% equity holder of Wanwei and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, we were notified by the People’s Republic of China Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, we received a business license from Beijing Municipal Administration for Industry and Commerce, permitting us to operate Wanwei and consolidate its financial operations. On December 6, 2005, we completed the acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, we paid Wanhui Group RMB 2,400,000 ($290,328 as of that date). In addition, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date, which represented full payment of the remaining amount of the obligation, net of our estimated tax liability that results from the debt forgiveness between the Wanhui Group and Wanwei (the “estimated tax obligation”). On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. On January 10, 2007, The Company paid $214,277 to the Chinese Tax Authority as the final payment related to the acquisition of Wanwei.
     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”). On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock at a price of $1.50 per share, which yielded gross proceeds to us of approximately $6.3 million and net proceeds to us of approximately $5.9 million (the “Second Financing”). Investors in the Second Financing also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which have an exercise price equal to $1.875 and the balance of which have an exercise price equal to $2.25. On December 20, 2006, we completed a private placement of 3,333,306 shares of our common stock at a price of $4.50 per share, which yielded gross proceeds to us of approximately $15 million and net proceeds to us of approximately $14.1 million (the “Third Financing”). Investors in the Third Financing also received warrants to purchase an aggregate of 1,116,611 shares of common stock, which have an exercise price equal to $5.625. Our cash resources have primarily been devoted to payment of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and our acquisition of Wanwei.

     We have an operating history of approximately 12 years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our acquisition of Wanwei is expected to significantly expand our service offering to include pharmaceutical distribution in the Chinese Market.
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
     Since our inception, we have generated significant losses. As of December 31, 2006, we had an accumulated deficit of approximately $16.0 million.
     Our future success will depend on obtaining additional promotional and market research agreements and licensing rights for China, as well as acquiring additional distribution companies currently operating throughout China. During 2006 and 2005, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical products and products in development from western pharmaceutical companies for marketing and distribution in China.
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
Liquidity and Capital Resources
     As of December 31, 2006, we had unrestricted cash and cash equivalents of approximately $15.3 million, which represented 56% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments.

However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a purchase price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds of $6.3 million and net proceeds of approximately $5.9 million. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which had an exercise price equal to $1.875 and the balance of which had an exercise price equal to $2.25. On December 20, 2006, we completed a private placement of 3,333,306 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds to us of $15.0 million and net proceeds to us of approximately $14.1 million. The investors also received warrants to purchase an aggregate of 1,116,611 shares of common stock, which have an exercise price equal to $5.625.
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
     We anticipate that our December 31, 2006 balance of approximately $15.3 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $7,556,071 for the year ended December 31, 2006. This amount principally reflected our net loss of $6,796,000, partially offset by $1,886,000 in non-cash charges including stock-based compensation expense of $1,171,000, loss on disposal of $372,000, intangible amortization of $256,000 and depreciation of $87,000. In addition, we generated $615,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2006. The most significant changes were the increase in accounts payable $346,000, decrease in prepaid expenses and other current assets $120,000 and increases in accrued other $63,000 and accrued payroll of $57,000. Offsetting these changes were increases in accounts receivable of $2,136,000, inventory of $687,000, other receivables of $212,000 and value added taxes receivable of $191,000. Cash used in investing activities was $682,000 and reflects a payment to Wanhui Group of $450,000 for the purchase of Wanwei and the acquisition of property and equipment of $232,000. Net cash provided by financing activities was $16,608,000, consisted primarily of $14,089,000 net proceeds from the Third Financing, $2,634,000 from the exercise of warrants, and is offset by $115,000 in reduction of notes payable.
     Our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers. To support our internal growth and acquisitions, it is our expectation that we will be adding financial, marketing, product and medical managers over the next 12 months. In addition, we expect to enter into product license agreements which may involve development and milestone payments, and market and clinical research. We expect to continue to pursue strategic acquisitions in the near term. Because of our strategic acquisitions, we will most likely require additional funds, and we may attempt to raise additional funds through public or private equity offerings, debt financings or from other sources. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
Critical Accounting Policies
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
     While our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this Form 10-K, we believe the following critical accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:
Revenue Recognition
     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of these agreements revenues are generally receivable within 90 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.
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

Contract Allowance
     We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We evaluate the adequacy of our contract allowance at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. If our estimate of sales requirements are too high, our contract allowance will likely be understated and we may be compelled to record additional charges in subsequent periods. In this regard, as of December 31, 2006, the Company determined that a $463,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.
Deferred Taxes
     Income taxes are accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. Specifically, the determination to provide a valuation allowance is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment regarding the utilization of deferred tax assets. In the event we determine that future taxable income likely will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment were to change, we would record a benefit on the consolidated statement of earnings. As a new accounting pronouncement FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, or results of operations.
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
     In December 2004, the FASB issued SFAS No. 123R, Share-based payment that amends SFAS No. 123, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $1,171,000, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. Included in stock-based compensation for the year ended December 31, 2006, the Company recognized stock-based compensation of $695,000, related to stock options issued in 2004 that was issued in the money.
     During the year ended December 31, 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During the year ended December 31, 2005 and December 31, 2004, our compensation expense was $399,075, and $295,594 respectively, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense related to these shares was $695,000, for the year ended December 31, 2006. During 2005, we issued options to employees and board members to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options in 2005. During the year ended December 31, 2006, we issued options to employees and board members to purchase 458,000 shares of common stock, at exercise prices ranging from $3.60 to $5.84.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net Revenue:
     Net revenue was approximately $24,258,000 for the year ended December 31, 2006, as compared with approximately $4,179,000 for the year ended December 31, 2005. This significant increase was almost entirely due to the acquisition of Wanwei in October 2005. For the year ended December 31, 2006, Wanwei generated revenues of $24,189,000 from distribution activities as compared to $3,997,000 for the period October 25, 2005 through December 31, 2005. Marketing and registration revenue was $748,000 for 2006 as compared to $182,000 for 2005. The increase was the result of our license and promotion of Propess and Anpo in 2006. Offsetting these increases is an intercompany elimination of $679,000, which results from Propess and Anpo being marketed by BMP China and sold through Wanwei.
Cost of Sales:
     Cost of sales was $23,700,000 during the year ended December 31, 2006 as compared with $4,980,000 during the year ended December 31, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the year ended December 31, 2006, Wanwei Cost of sales was $22,235,000 as compared to $3,515,000 for the period October 25, 2005 through December 31, 2005.
Sales and Marketing Expenses:
     Sales and marketing expenses were $1,300,000 for the year ended December 31, 2006 as compared with $407,000 for the year ended December 31, 2005. The significant components of the sales and marketing expenses for the year ended December 31, 2006 were salaries and related expenses totaling $531,000, transportation expenses of $193,000 and warehouse occupancy expenses totaling $114,000. The increase was the result of our acquisition of Wanwei which was completed in October 2005. Distribution sales and marketing expenses for the year ended December 31, 2006 were $1,275,000 as compared to $339,000 for the period October 25, 2005 through December 31, 2006. Sales and marketing expenses for BMP China were $25,000 for the year ended December 31, 2006 and were reduced by $43,000 from the year ended December 31, 2005.
General and Administrative Expenses:
     General and administrative expenses were $5,826,000 during the year ended December 31, 2006 as compared to $4,406,000 for the year ended December 31, 2005. Our acquisition of Wanwei in October 2005 accounted for $821,000 of the increase. During the year ended December 31, 2006, Wanwei general and administrative expenses were $973,000 as compared to $152,000 for the period October 25, 2005 through December 31, 2005. Stock based compensation recognized under SFAS No. 123R for the year ended 31, 2006 was $1,171,000 as compared to $399,000 for the year ended December 31, 2005, an increase of $772,000. Corporate communications related to investor relations was initiated in 2006 and the cost related thereto was $89,000. Increased salaries and benefits accounted for $70,000 of the increase of 2006 versus 2005. Insurance costs increased $52,000 for the year ended December 31, 2006 as compared to 2005, reflecting higher Directors and Officers and Key Man Life insurance premiums. Offsetting these increases were significant reductions in legal, accounting and other professional fees accounting for $437,000 which reflected the decision to move internal the corporate accounting function as well as the reduction in fees related to SEC registration filings in 2006.
Loss on Disposal of Asset:
     Loss on disposal of asset was $364,000 for the year ended December 31, 2006, an increase of $364,000, as compared with zero for the year ended December 31, 2005. The increase was the result of our write-off of the software license and implementation cost of an Enterprise Resource Planning (ERP) system during 2006. In 2005 we identified the need to implement an ERP system to provide for the growth of the Company. In February 2006, we initiated the implementation of the ERP system, which was planned to be completed by September 30, 2006. During the system implementation, the Company was made aware of a recently released ERP system that is a better fit for our company’s operation and is expected to be more cost effective. During 2006 we made the determination to discontinue the selected ERP system and to replace it with the recently released system.

Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of $158,000 during the year ended December 31, 2006 and $177,000 in 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net Revenue:
     Net revenue was approximately $4,179,000 for the year ended December 31, 2005, as compared with approximately $209,000 for the year ended December 31, 2004. This significant increase was entirely due to the acquisition of Wanwei in October 2005. For the period October 25, 2005 through December 31, 2006, Wanwei generated revenues of $3,997,000 from distribution activities. Marketing commissions and registration revenue was relatively unchanged with a $28,000 reduction for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Cost of Sales:
     Cost of sales was $4,980,000 during the year ended December 31, 2005 as compared with $318,000 during the year ended December 31, 2004. This increase is primarily attributable to our acquisition of Wanwei in October 2004. During the year ended December 31, 2005, Wanwei Cost of sales was $3,515,000. Included in Cost of sales for BMP China for the year ended December 31, 2005 was a contract allowance of $460,000 we recorded during 2005 with respect to products that we believe may not be sold prior to their expiration. During 2005, we licensed Propess from Cytokine PharmaSciences and paid an $525,000 license fee, which is part of Cost of sales. We anticipate that our cost of sales will continue to increase as a result of our promotion efforts related to the current products we market and any additional products we acquire in the future.
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
General and Administrative Expenses:
     General and administrative expenses were $4,406,000 during the year ended December 31, 2005 as compared to $2,201,000 for the year ended December 31, 2004. Our general and administrative compensation expenses increased by $381,000 for the year ended December 31, 2005 primarily because of our hiring in 2005 and 2004 of several key officers and other personnel, including our Chief Financial Officer, Vice President Sales and Marketing and the Corporate Controller. Travel related to the new administrative personnel resulted in an increase of $118,000. We commenced paying our board members during the second half of 2004 and board member compensation and related expenses increased $87,000 for the year ended December 31, 2005. In connection with the year end audit, and the preparation, and filing of two Registration Statements on Form S-1 to register shares of our common stock and warrants, due diligence on Rongheng and restatement of 2004 financial statements, legal and accounting fees and printing for the two Registration Statements on Form S-1 increased $596,000 in 2005. In addition, general and administrative expenses includes stock-based compensation to directors in the amount of $399,000 for the year ended December 31, 2005 as compared to $296,000 for the same period in 2004. In 2005 we established our US headquarters in Plymouth Meeting, Pennsylvania which accounted for $106,000 of the increase. Our acquisition of Wanwei in October 2005 accounted for $152,000 of general and administrative expense for the year ended December 31, 2005. We expect to continue to increase our general and administrative expenses as we continue to grow both internally and through any future strategic acquisition of products or distributors.

Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. During March 2004, we completed a private placement of shares of our common stock to investors with net proceeds of $8,800,000, net of issuance costs, and in October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of $177,000 during the year ended December 31, 2006 and $80,000 in 2005.
Off-Balance Sheet Arrangements
     We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (“Xiamen”) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate we are financially responsible for products that have been ordered by Xiamen at our request. We do not record inventory products ordered by Xiamen or the full amount due to Xiamen should the inventory on hand remain unsold. We have established a Contract Allowance that is evaluated at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. As of December 31, 2006, the Company determined that a $463,000 allowance was required to reflect the shortfall of projected sales against inventory prior to expiration.
Related Party Transactions
     For a description of our related party transactions see “Certain Relationships and Related Transactions.”
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is required to and plans to adopt EITF 06-3 in the first quarter of 2007. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of the adoption of EITF 06-3.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on our results from operations or financial position.
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
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The implementing EITF 00-19-2 will not impact on our financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2007 and we have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries BMP China and Wanwei, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to the dollar, and announced that its currency, the RMB will no longer be pegged to the US dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. For additional information, see Item 1A. “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations”.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Financial Statements, together with the report of our independent registered public accounting firm, appear at pages F-2 through F-25, respectively, of this Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors
     Information with respect to our board of directors is set forth under the caption “Election of Directors” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Identification of Executive Officers
     Information with respect to our executive officers is set forth in Item I of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Compliance
     Information with respect to Section 16(a) compliance of our directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Corporate Governance
     Information with respect to our Corporate Governance is set forth under the caption “Corporate Governance” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this item is set forth under the captions “Compensation of Non-Employee Directors, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Column (a))
Equity Compensation Plans Approved by Security Holders	2,123,000	$1.41	377,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

	2,123,000	$1.41	377,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
     Information required by this item set forth under the caption, “Certain Relationships and Related Transactions” and “Corporate Governance-Affirmative Determinations Regarding Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item is set forth under the captions “Corporate Governance-Audit Committee report” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents Filed as Part of This Report
     The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:
1. Financial Statements and Supplemental Data
     See Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Scheduled
     Schedule II — Valuation and Qualifying Accounts
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

Exhibit
Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

Exhibit
Number	Description
10.1	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)**

Exhibit
Number	Description
10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K, filed with the SEC on January 26, 2006

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2007)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*       Filed herewith
**     Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

FINANCIAL STATEMENTS
Beijing Med-Pharm Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Beijing Med-Pharm Corporation
We have audited the accompanying consolidated balance sheets of Beijing Med-Pharm Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beijing Med-Pharm Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
As described in Note 1 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective as of January 1, 2006.
/s/ GRANT THORNTON
Hong Kong
March 21, 2007

Consolidated Balance Sheets	Beijing Med-Pharm Corporation and Subsidiaries

	December 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and Cash Equivalents	$15,330,606	$6,905,911
Restricted Cash	108,000	108,000
Accounts Receivable, net of allowance for doubtful accounts of $0	7,237,167	5,100,851
Inventory, net of allowance for obsolescence of $0	1,969,547	1,282,867
Other Receivables	350,151	138,084
VAT Receivable	597,119	405,629
Prepaid Expenses and Other Current Assets	597,439	902,047

Total Current Assets	26,190,029	14,843,389
Restricted Cash	157,000	157,000
Property and Equipment, net	312,594	355,005
Investments, at Cost	128,205	120,482
Intangible Assets, net of accumulated amortization	728,722	984,390
Goodwill	—	216,415

Total Assets	$27,516,550	$16,676,681

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$117,378	$108,918
Related Party Notes Payable	548,422	554,737
Accounts Payable	6,063,956	5,933,977
Accounts Payable Wanhui Group	214,227	664,643
Deferred Revenue	18,159	17,552
Accrued Payroll	533,290	475,835
Accrued Professional Fees	140,349	174,650
Accrued Taxes and related expenses	85,603	73,282
Accrued Social Welfare and related expenses	204,134	204,036
Accrued Contract Allowance	462,581	447,105
Accrued Other	442,172	379,246

Total Current Liabilities	8,830,271	9,033,981

Notes Payable, long term	126,495	243,872

Total Liabilities	8,956,766	9,277,853

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 26,522,868 and 21,880,897 Shares Issued and Outstanding at December 31, 2006 and 2005, respectively	26,523	21,882
Additional Paid in Capital	28,039,112	14,707,590
Common Stock Warrants	6,371,332	1,812,812
Accumulated Deficit	(15,964,418)	(9,168,334)
Accumulated Other Comprehensive Income	87,235	24,878

Total Stockholders’ Equity	18,559,784	7,398,828

Total Liabilities and Stockholders’ Equity	$27,516,550	$16,676,681

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	Beijing Med-Pharm Corporation and Subsidiaries

For the Years Ended December 31,	2006	2005	2004
Net Revenues	$24,258,269	$4,179,168	$209,304
Cost of Sales	23,700,115	4,979,911	317,777

Gross Margin (loss)	558,154	(800,743)	(108,473)

Sales and Marketing Expenses	1,299,657	406,799	63,334
General and Administration Expenses	5,825,922	4,405,893	2,201,009
Loss on Disposal of Asset	364,140	—	—

Total Operating Expenses	7,489,719	4,812,692	2,264,343

Loss From Operations	(6,931,565)	(5,613,435)	(2,372,816)

Other Income (Expense):
Interest Income	157,503	177,051	77,906
Interest (Expense)	(55,926)	(214,380)	(6,709)
Other Income	33,904	6,773	—

Total Other (Expense) Income	135,481	(30,556)	71,197

Loss Before Provision For Income Taxes	(6,796,084)	(5,643,991)	(2,301,619)
Provision For Income Taxes	—	79,767	—

Net Loss	$(6,796,084)	$(5,723,758)	$(2,301,619)

Basic and Fully-Diluted Loss Per Share	$(0.30)	$(0.31)	$(0.16)

Basic and Fully-Diluted Weighted-average Shares Outstanding	22,864,039	18,569,353	14,742,822
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	Beijing Med-Pharm Corporation and Subsidiaries

						Accumulated
						Other
						Comprehensive
	Common Stock			Common		Income Foreign	Total
	Number	$.001 Par	Additional	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Paid-in Capital	Warrants	Deficit	Translation	Equity
Balance as of January 1, 2004	—	—	1,114,858	—	(1,142,957)	—	(28,099)
Issuance of Common Stock Upon Reverse Merger of Just Great Coffee	760,005	760	(760)	—	—	—	—
Issuance of Common Stock Upon Acquisition of BMP China	7,807,509	7,808	(7,808)	—	—	—	—
Costs Incurred in Connection with Reverse Merger and Acquisition	417,750	418	(418)	—	—	—	—
Common Stock Issuance in Connection with Private Placement	8,695,652	8,696	9,991,304	—	—	—	10,000,000
Costs Incurred in Connection with Stock Issuance	—	—	(1,208,175)	—	—	—	(1,208,175)
Stock-Based Compensation	—	—	295,594	—	—	—	295,594
Common Stock Warrants Issuance	—	—	(1,278,588)	1,278,588	—	—	—
Net Loss	—	—	—	—	(2,301,619)	—	(2,301,619)

Balance as of December 31, 2004	17,680,916	$17,682	$8,906,007	$1,278,588	$(3,444,576)	$—	$6,757,701
Common Stock Issuance in Connection with Private Placement	4,199,981	4,200	6,295,800	—	—	—	6,300,000
Costs Incurred in Connection with Stock Issuance	—	—	(459,068)	—	—	—	(459,068)
Correction of prior period misposting of related party debt payment recorded as a reduction of additional paid in capital	—	—	100,000	—	—	—	100,000
Stock-Based Compensation	—	—	399,075	—	—	—	399,075
Common Stock Warrants Issuance	—	—	(534,224)	534,224	—	—	—
Net Loss	—	—	—	—	(5,723,758)	—	(5,723,758)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	24,878	24,878

Total Comprehensive Loss	—	—	—	—	—	—	(5,698,880)

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,168,334)	$24,878	$7,398,828
Common Stock Issuance in Connection with Private Placement	3,333,306	3,333	14,996,664	—	—	—	14,999,997
Costs Incurred in Connection with Stock Issuance	—	—	(911,120)	—	—	—	(911,120)
Stock-Based Compensation	—	—	1,171,328	—	—	—	1,171,328
Common Stock Warrants Issuance	—	—	(5,203,407)	5,203,407	—	—	—
Warrant Exercise	1,308,665	1,308	3,278,057	(644,887)	—	—	2,634,478
Net Loss	—	—	—	—	(6,796,084)	—	(6,796,084)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	62,357	62,357

Total Comprehensive Loss	—	—	—	—	—	—	(6,733,727)

Balance as of December 31, 2006	26,522,868	$26,523	$28,039,112	$6,371,332	$(15,964,418)	$87,235	$18,559,784

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Beijing Med-Pharm Corporation and Subsidiaries

For the Years Ended December 31	2006	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(6,796,084)	$(5,723,758)	$(2,301,619)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization of Property and Equipment	87,049	39,947	7,218
Amortization of Intangible Assets	255,668	42,610	—
Stock-Based Compensation	1,171,328	399,075	295,594
Loss on Disposal of Asset	371,711	15,081	—
(Increase) Decrease in Accounts Receivable	(2,136,316)	562,241	(23,322)
(Increase) Decrease in Inventory	(686,680)	294,940	—
(Increase) Decrease in Other Receivables	(212,067)	1,097,255	(12,319)
Increase in Value Added Tax Receivable	(191,490)	(4,789)	—
Decrease (Increase) in Prepaid Expenses and Other Current Assets	119,834	(884,529)	(17,048)
Increase (Decrease) in Accounts Payable	346,394	(1,014,188)	13,533
Increase Deferred Revenue	607	17,552	—
Increase in Accrued Payroll	57,455	342,506	93,009
(Decrease) Increase in Accrued Professional Fees	(34,301)	(221,521)	396,171
Increase in Accrued Taxes and related expenses	12,321	68,770	—
Increase in Accrued Social Welfare and related expenses	98	197,305	—
Increase in Contract Allowances	15,476	447,105	—
Increase in Accrued Other	62,926	(31,911)	41,074

Net Cash Used in Operating Activities	(7,556,071)	(4,356,309)	(1,507,709)

Cash Flows from Investing Activities:
Purchase Deposit on Acquisition of Beijing Wanwei	—	1,132,530	(1,132,530)
Acquisition payment due to Wanwei Group	(450,416)	664,643	—
Cash paid for Acquisition, net of Cash Received	—	(1,724,136)	—
Acquisition of Property and Equipment	(231,575)	(183,005)	(38,831)

Net Cash Used In Investing Activities	(681,991)	(109,968)	(1,171,361)

Cash Flows from Financing Activities:
Net Proceeds from Sale of Common Stock	14,088,877	5,940,932	8,791,825
Net Proceeds from Exercise of Warrants	2,634,478	—	—
Repayments on Note Payable	(115,232)	(497,657)	—
Increase (Decrease) in Due to Investors	—	(118,750)	118,750
Increase in Restricted Cash	—	(265,000)	—
Advances to Affiliated Entity	—	20,113	(20,113)

Net Cash Provided by Financing Activities	16,608,123	5,079,638	8,890,462
Effect of exchange rate changes on cash	54,634	24,878	—

Net Increase in Cash and Equivalents	8,424,695	638,239	6,211,392
Cash and Equivalents, Beginning	6,905,911	6,267,672	56,280

Cash and Equivalents, Ending	$15,330,606	$6,905,911	$6,267,672

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$49,697	$2,117	$1,553
Interest	53,131	3,297	—
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
     During the year ended December 31, 2006, the Company completed a private placement and issued common stock warrants for the purchase of 3,333,306 shares of common stock, and in connection with services provided associated with a private placement completed December 2006, the Company issued common stock warrants for the purchase of 1,116,611 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $5,203,407.
     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,415. The $216,415 value adjustment was netted against goodwill resulting in zero goodwill as of December 31, 2006. In managements judgment the accounts payable balances valued at zero are no longer a legal liability for the company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements	Beijing Med-Pharm Corporation and Subsidiaries
1. Significant Accounting Policies:
     Reporting Entity: The consolidated financial statements of Beijing Med-Pharm Corporation and Subsidiary (collectively referred to as “the Company”) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Co. Ltd. (formerly known as Beijing Med-Pharm Marketing Calculating Co., Ltd.) (“BMP China”), Beijing Wanwei Pharmaceutical Company, Ltd. (Wanwei) and Beijing Med-Pharm Honk Kong Co., Ltd. (“ Hong Kong”). All significant inter-company balances and transactions have been eliminated in consolidation. BMP China is principally engaged in product registration, market research, pre-market entry analysis, clinical trial management and pharmaceutical marketing to physicians, hospitals, and other healthcare providers throughout The People’s Republic of China (“PRC” or “China”). The acquisition of BMP China by the Company was made in February 2004. Wanwei is principally engaged in pharmaceutical distribution services serving domestic pharmaceutical companies located in China. BMP Hong Kong is a holding Company. All amounts are presented in U.S. currency.
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
     Cash and Equivalents and Restricted Cash: The Company maintains a cash management program, which provides for the investment of excess cash balances primarily in short-term money market instruments and investments, which, at times, may exceed federally insured limits. The Company considers such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2006 and 2005, approximately $444,000 and $1,072,000 respectively, of the Company’s cash and equivalents are maintained in foreign banking institutions within China. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.
     Restricted cash as of December 31, 2006 consists of certificate of deposit as collateral for a financing agreement for the purchase of an ERP software, first year support and implementation. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid.
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
     Inventory: Inventory is stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates actual on the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

     Property and Equipment: Property and equipment are recorded at cost, and consist of office equipment, furniture and fixtures, vehicles and leasehold improvements. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives for significant property and equipment categories are as follows:

Computers and software	3 years
Vehicles	5 years
Machinery and equipment	5 years
     Investment: The Company’s investment represents an investment in a non-marketable equity interest carried at the lower of cost or net realizable value. The Company estimates that cost is less than the net realizable value as of December 31, 2006.
     Goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs tests of goodwill to determine if impairment has occurred. Goodwill was recorded for the first time in October 2005 in connection with the Wanwei acquisition.
     Intangible Assets: Intangible assets are primarily an allocation of a portion of the purchase price in connection with the Wanwei acquisition to the following identifiable intangible assets: Customer Relationships and Pharmaceutical Distribution and Good Supply Practice License. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
     Revenue Recognition: The Company provides comprehensive marketing and promotion services to manufacturers under exclusive agreements for specified pharmaceuticals, which are distributed through distribution agreements between the manufacturers and the distribution provider. The Company has also entered into separate cooperation agreements with the distributor. The exclusive agreements with manufacturers expire on various dates ranging from December 2006 through December 2010, subject to certain termination provisions, such as specified minimum sales targets and solvency provisions. The Company recognizes revenue, net of returns, in the form of commissions on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of the agreements, revenues are generally receivable within 90 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.
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
     The Company recognizes distribution sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. Any shipping, handling or other costs incurred by the Company associated with the sale, which amount to $249,808 during the year ended December 31, 2006, are expensed as cost of sales in the period when the sale occurs.

     Foreign Currency Translation: The accounts of the Company’s foreign subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). The Company has determined that the functional currency of its subsidiary should be their local currency, the Chinese RenMinBi (RMB). The translations of the functional currency financial statements of its subsidiary into United States reporting currency are performed for assets and liabilities denominated in foreign currencies using the closing exchange rates in effect at the balance sheet dates. On July 21, 2005, China increased the value of the RMB by 2.1% to RMB 8.11 to the dollar and announced that the RMB will no longer be pegged to the United States dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Income statement amounts are translated using the average exchange rate during the year. Gains and losses resulting from foreign currency exchange rates changes from the prior year are reported separately as accumulated other comprehensive income foreign currency translation in stockholders equity.
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
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. Common stock equivalents have been excluded from the diluted per share calculations as of December 31, 2006 and 2005, as the Company has incurred a net loss during each the years then ended, and their inclusion would have been anti-dilutive.
     Advertising Costs: The Company expenses advertising costs as incurred. During the years ended December 31, 2005 and 2004 the Company did not incur any advertising expenses. For the year ended December 31, 2006 the Company incurred $37,641 in advertising expenses.
     Use of Estimates: Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Actual results experienced by the Company may differ from those estimates.
     Stock-Based Compensation: The Company has a stock-based employee compensation plan, the 2004 Stock Incentive Plan (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other equity-based awards (See Note 12). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

     During the year ended December 31, 2005, the Company applied the recognition and measurement principles of APB 25 and related interpretations in accounting for stock-based compensation. During the year ended December 31, 2005, the Company issued options to employees to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66 per share. During the year ended December 31, 2005, the Company did not record any compensation expense associated with such awards. Had the Company elected to recognize stock-based compensation expense based on the fair value at the grant dates for awards consistent with the method prescribed under SFAS 123R, the Company would have recorded compensation in the amount of $124,424 for the year ended December 31, 2005. During the year ended December 31, 2006, the Company recognized stock-based compensation expense of $1,171,329 related to outstanding stock options according to the provisions of FAS 123R.
     We have elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS 123(R) to stock-based compensation for the years ended:

	Year Ended December 31,
	2005	2004

Net loss
As reported	$(5,723,785)	$(2,301,619)
Stock-based compensation expense included in reported net loss, net of related tax effects	399,075	295,594
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(716,070)	(428,469)

Pro forma	$(6,040,780)	$(2,434,494)

Basic and Diluted Loss Per Share
As reported	$(0.31)	$(0.16)
Pro forma	$(0.33)	$(0.17)
     Prior to the adoption of FAS 123R and for the year ended December 31, 2006, no tax benefits from the exercise of stock options has been recognized as the company has a net loss for the year ended December 31, 2006. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.
     As a result of adopting SFAS 123R, our loss before income taxes and net loss for the year ended December 31, 2006 were $866,769 more than if we had continued to account for stock based compensation under APB 25. Furthermore, basic and diluted loss per share for the year ended December 31, 2006 were $0.04 more than if we had continued to account for share based compensation under APB 25.

     For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions for the years ended:

	Year ended December 31,
	2005	2004
Expected life (years)	3.0	10.0
Risk-free interest rate	5.00%	4.13%
Expected Volatility	90.00%	0.00%
Expected Dividend yield	0.00%	0.00%
     The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and 2005 was $3.08 and $1.32, respectively.
     Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation
2. Acquisitions:
     On December 15, 2004, the Company entered into a share transfer and debt restructuring agreement with Beijing Wanhui Pharmaceutical Group, or Wanhui Group, an 80% equity holder of Wanwei, and a share transfer agreement with Wen Xin, the holder of the remaining 20% equity interest in Wanwei. On October 18, 2005, the Company was notified by China’s Ministry of Commerce that the acquisition of Wanwei had been approved. On October 25, 2005, the Company received a business license from Beijing Municipal Administration for Industry and Commerce permitting the Company to operate Wanwei and consolidate its financial operations. On December 6, 2005, the Company completed its acquisition of all of the outstanding equity interests of Wanwei from Wanhui Group and Wen Xin. As required under the share transfer and debt restructuring agreement with Wanhui Group, on December 15, 2004, the Company paid Wanhui Group RMB 2,400,000, or $290,328 as of that date and, on December 6, 2005, the Company paid Wanhui Group RMB 101,030, or $12,500 as of that date which represented full payment of the remaining amount of the obligation, net of the estimated tax liability. On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 as of that date, as the estimated tax obligation was reduced by the same amount. On January 10, 2007, the Company paid $214,227 to the Chinese Tax Authority as the final payment related to the acquisition of Wanwei. Not included in the purchase price listed below is $1,039,000 which the Company paid in accordance with the capital contribution of share transfer and debt restructuring agreement. The $1,039,000 has been reflected in the Consolidated Statement of Cash Flows as it represents a cash flow at the time of acquisition which was required per the share transfer and debt restructuring agreement.
Reconciliation of cash paid for Wanwei acquisition:

Purchase Price	$(994,110)
Capital contribution in accordance with the share transfer and debt restructuring agreement	(1,039,000)
Cash received at time of acquisition	308,924

$(1,724,186)

Cash at closing, still payable	$664,643
Acquisition costs — direct	329,467

Total Purchase Price	994,110
Less: Fair value of identifiable assets acquired:
Cash	308,974
Accounts receivable, net	5,793,789
VAT recoverable	400,840
Investments, at cost	123,916
Inventory	1,577,807
Plant & equipment	174,136

8,379,462
Plus: Fair value of liabilities assumed:
Notes payable	1,405,181
Accounts payable	6,829,739
Accrued expenses	393,855

8,628,775

Excess of cost over fair value of net assets acquired; intangible assets and goodwill	$1,243,423

     The following values were assigned to intangible assets; (a) customer relationships — $416,000 and (b) Pharmaceutical Distribution License and Good Supply Practice License — $611,000.
     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,415. The $216,415 value adjustment, which approximated existing amount of goodwill, was netted against goodwill resulting in zero goodwill as of December 31, 2006. In managements judgment the accounts payable balances valued at zero are no longer a legal liability for the company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.
     Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

	Year Ended December 31,
	(unaudited)
	2005	2004
Proforma revenues	$19,821,117	$16,861,117
Proforma net income	(5,166,588)	(2,286,590)
Earnings per share-basic and fully diluted proforma	$(0.28)	$(0.16)
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

3. Property and Equipment:
     Property and equipment as of December 31, 2006 and 2005, consist of the following:

	Useful Lives		2006	2005
Furniture and Equipment	3-10	Years	$218,732	$171,938
Motor Vehicles	10	Years	106,388	77,457
Leasehold Improvements	10	Years	194,196	187,698

			519,316	437,093
Less: Accumulated Depreciation and Amortization			206,722	82,088

			$312,594	$355,005

     During the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense was $87,049, $39,947 and $7,218, respectively.
     For the year ended December 31, 2006 the Company wrote-off the software license and implementation cost of an Enterprise Resource Planning (ERP) system. In 2005 the Company identified the need to implement an ERP system to provide for the growth of the Company. In February 2006 the Company initiated the implementation of the ERP system which was planned to be completed by September 30, 2006. During the system implementation, the Company was made aware of a recently released ERP system which is a better fit for the Company’s operation and is expected to be more cost effective. During year ended December 31, 2006 the Company made the determination to discontinue the selected ERP system and to replace it with the recently released system. As part of the write off totaling $364,140 prepaid expenses decreased by $184,774 as this represented the part of the implementation cost that was financed and accounted for as a prepaid expense.
4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

December 31, 2006
Balance as of January 1, 2006	$216,415
Reduction of goodwill due to value adjustment on certain Accounts Payable balances	(216,415)

Balance as of December 31, 2006	$—

     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,415. The $216,415 value adjustment was netted against goodwill resulting in zero goodwill as of December 31, 2006. In managements judgment the accounts payable balances valued at zero are no longer a legal liability for the company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.
     The components of intangible assets subject to amortization are:

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Licenses	$611,000	$237,611	$373,389
Customer Relationships	416,000	60,667	355,333

Total	$1,027,000	$298,278	$728,722

     During the years ended December 31, 2006, 2005 and 2004, amortization expense was $258,875, $41,987 and $0, respectively. Amortization expense of intangible assets is estimated to be approximately $258,875, $224,504, $52,652, $52,652 and $52,652 for 2007, 2008, 2009, 2010 and 2011, respectively.
5. Long-term Obligations
     The carrying value of long-term obligations was as follows:

	Year Ended December 31,
	2006	2005
Notes payable	$792,294	$907,527
Less current maturities	665,800	663,655

Long-term obligations, net	$126,494	$243,872

     Future payments under notes payable agreement are as follows as of December 31, 2006:

Year Ending December 31,	Notes Payable
2007	$665,800
2008	126,494

Total future minimum payments	792,294
Less current portion of long-term obligations	665,800

Long term portion of long-term obligations	$126,494

     In December 2005, Beijing Med-Pharm entered into a financing agreement for the purchase of a ERP software, first year support and implementation with a financing company. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid. Certain notes payable is to related parties see the footnote on “Related Party Transactions”.
6. Income Taxes:
     The provision for income taxes during the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Domestic:
Current	$—	$30,954	$—
Deferred	(1,457,000)	(1,276,000)	(555,000)

	(1,457,000)	(1,245,046)	(555,000)

Foreign:
Current	—	48,813	—
Deferred	(616,000)	(652,000)	7,000

	(616,000)	(603,187)	7,000

Total Domestic & Foreign	(2,073,000)	(1,848,233)	(548,000)
Change in Valuation Allowance	2,073,000	1,928,000	548,000

	$—	$79,767	$—

     As discussed in Note 1, the Company reports under SFAS No. 109. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     The United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
	2006	2005	2004
United States	$(3,809,777)	$(3,790,523)	$(1,744,188)
Foreign	(2,986,307)	(1,853,468)	(557,431)

	$(6,796,084)	$(5,643,991)	$(2,301,619)

     The temporary differences that give rise to a significant portion of the deferred income tax asset as of the year ended December 31, 2006 and 2005 are as follows:

	2006	2005
Net Operating Loss Carryforwards	$3,970,000	$2,248,000
Stock Based Compensation	442,000	—
Other Receivables & Accrued Expenses	517,000	608,000
Less: Valuation Allowance	(4,929,000)	(2,856,000)

Net Deferred Tax Asset	$—	$—
Other Liabilities	—	—

Net Deferred Tax Liabilities	$—	$—

     For the years ended December 31, 2006 and 2005, a valuation allowance for deferred tax assets of $4,929,000 and $2,856,000, respectively, has been established to reduce the deferred tax assets to amounts estimated by management to be realizable.
     The reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004
Federal Statutory Income Tax Rate	34%	34%	34%
State Statutory Income Tax Rate	3%	4%	4%
Permanent Items & Other	(7%)	5%	—
Foreign Income Tax Rate	33%	33%	33%
Foreign Net Operating Losses Not Carried Forward	(33%)	(33%)	(33%)
Less: Change in Valuation Allowance	(30%)	34%	38%

Effective Tax Rate	0%	(1)%	0%

     For the year ended December 31, 2006, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,434,000, which are available to offset future federal and state taxable income, if any.
     The domestic federal and state operating losses expire as follows:

	Federal	State
	Operating	Operating
Year of Expiration	Losses	Losses
2024	$1,398,000	$1,398,000
2025	3,413,000	3,413,000
2026	2,623,000	2,623,000

	$7,434,000	$7,434,000

     The Company’s income tax provision and related reserves are based on management’s current estimates and such estimates may require adjustments in the future based on management’s evaluation of conditions and circumstances in effect at that time.

7. Common Stock:
     The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share, of which 26,522,868 shares are issued and outstanding, 2,480,000 shares are reserved for issuance upon exercise of common stock options, and 1,640,349 shares are reserved for issuance upon exercise of outstanding common stock warrants.
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
     In December 2006, the Company issued 3,333,306 shares of common stock and 666,611 warrants in a private placement at an exercise price of $5.625 per investment unit. Gross proceeds from the private placement amounted to approximately $15,000,000, less associated costs of approximately $911,000.
     In December 2006, the Company issued warrants to purchase an aggregate of 450,000 shares of common stock, at an exercise price of $5.625, as compensation for placement agent services provided in connection with the private placement completed in December 2006.
     The fair value of these warrants, issued in December 2006 in the amount of $5,203,407 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2006: risk-free interest rate was 4.57%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 120%, and a weighed average expected life of the warrants of 5 years for each period.
8. Lease Commitments:
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2008. The lease requires minimum monthly rental payments of $5,310.
     The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2007. The lease requires minimum monthly rental payments of $6,211. Additional office space adjacent to the existing lease is being leased under a lease agreement that expires October, 2008. The additional lease requires minimum monthly rental payments of $2,997
     The Company leases its Wanwei office and warehouse facilities in Beijing, China under a lease agreement that expires during December 2007. The lease requires minimum monthly rental payments of $7,045 and $7,197, for the office and warehouse facility, respectively.
     During the years ended December 31, 2006, 2005 and 2004, rent expense incurred by the Company amounted to approximately $307,500, $160,000 and $77,500 respectively.
     Future minimum lease payments due under the lease agreement as of December 31, 2006 are as follows:

Minimum
Year Ending December 31,	Payment Due
2007	$338,909
2008	32,967

Total	$371,876

9. Related Party Transactions:
     Prior to Wanwei being acquired by the Company it was customary for some government owned enterprises to borrow funds from it’s employees and this practice was used at Wanwei. According to the share transfer agreement between the Company and Wanhui Group notes payable to employees was assumed by Wanwei as part of the acquisition on October 24, 2005. It is the intent of management to repay notes payable to the employees. The interest on the notes payable to employees is paid on a regular basis and the notes were established using prevailing market rates. As of December 31, 2006 and 2005 the notes payable to employees were $548,422 and $554,737, respectively.
10. Restrictions on Dividends:
     The Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders is dependent on the earnings and the distribution of funds from its subsidiaries. If BMP China, Wanwei or future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to the Company, which in turn would limit the Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders. Further, the Company’s corporate structure may restrict the distribution of dividends to its shareholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China and Wanwei are required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends. As of December 31, 2006 and 2005, the Company has an accumulated deficit; therefore no such reserves have yet been established.
11. Segment Information:
     The Company is organized based upon the products and services it provides to its customers and substantially all of its operations are located in China. The Company operated in one significant business segment during the year ended

December 31, 2004. During the year ended December 31, 2004, 100% of the Company’s revenues were derived from sales and marketing fees. The Company’s operations are comprised of two reportable segments during the years ended December 31, 2006 and 2005: Pharmaceutical Distribution and Sales and marketing fees.
     The Pharmaceutical Distribution reportable segment includes the operations of Wanwei. The Sales and Marketing reportable segment includes the operations of BMP China. Corporate reportable segment includes Parent activity.
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

     The following tables present reportable segment information for the periods indicated:

	Revenue
Year ended December 31,	2006	2005	2004
Pharmaceutical distribution	$24,189,128	$3,997,346	$—
Sales and marketing	69,141	181,822	209,304
Sales and marketing intersegment	678,751	—	—
Elimination	(678,751)	—	—

Total Revenues	$24,258,269	$4,179,168	$209,304

	Operating Income
Year ended December 31,	2006	2005	2004
Pharmaceutical distribution	$(293,839)	$(46,271)	$—
Sales and marketing	(1,799,847)	(1,625,045)	(628,629)
Corporate	(4,331,264)	(3,942,119)	(1,744,187)
Eliminations	(506,615)	—	—

Total Operating Loss	$(6,931,565)	$(5,613,435)	$(2,372,816)

	Assets
Year ended December 31,	2006	2005	2004
Pharmaceutical distribution	$11,943,603	$9,463,551	$—
Sales and marketing	1,686,668	1,389,699	1,608,144
Corporate	24,832,532	11,392,464	5,944,792
Eliminations	(10,946,253)	(5,569,033)	—

Total Assets	$27,516,550	$16,676,681	$7,552,936

	Depreciation
Year ended December 31,	2004	2005	2004
Pharmaceutical distribution	$52,962	$27,699	$—
Sales and marketing	31,556	10,283	7,218
Corporate	2,531	1,965	—

Total Depreciation	$87,049	$39,947	$7,218

	Capital Expenditures
Year ended December 31,	2006	2005	2004
Pharmaceutical distribution	$45,780	$11,586	$—
Sales and marketing	17,552	56,268	38,831
Corporate	168,243	115,151	—

Total Capital Expenditures	$231,575	$183,005	$38,831

     The Pharmaceutical distribution segment was started in October 2005 with the acquisition of Wanwei.

12. Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 2,500,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. The Plan also provides that no more than 100,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. Options are generally granted for a term of ten years. Options granted under the Stock Plan generally vest 25% after the first year of the date of hire and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2006	2005	2004
Expected life (years)	5.0	3.0	10.0
Risk-free interest rate	4.32-5.19%	5.00%	4.13%
Expected Volatility	93.56 - 120.48%	90.00%	0.00%
Expected Dividend yield	0.00%	0.00%	0.00%
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

A summary of the options issued by the Company for the year ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2006	1,665,000	$1.54	8.60	—
Granted	285,000	$3.60	9.77	—

Outstanding on March 31, 2006	1,950,000	$1.84	8.56	$1,809,000
Granted	48,000	$4.20	9.93	—

Exercised	(20,000)	$1.15	7.59	—

Outstanding on June 30, 2006	1,978,000	$1.90	8.36	$1,776,000
Granted	80,000	$4.43	9.84	—

Outstanding on September 30, 2006	2,058,000	$2.00	8.17	$1,776,00
Granted	45,000	$5.52	9.88	—

Outstanding on December 31, 2006	2,103,000	$2.08	7.96	$1,776,00

Exercisable on December 31, 2006	950,000	$1.41	7.44	$1,209,251

     The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $33,000 and $0, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.
     A summary of the status of the Corporation’s non-vested shares as of December 31, 2006 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	1,074,167	1.74
Granted	458,000	3.08
Vested	(379,167)	2.52

Nonvested at December 31, 2006	1,153,000	2.46

     The unrecognized share-based compensation cost related to stock option expense at December 31, 2006 is $3,405,343 and will be recognized over a weighted average of three years. The total fair value of shares vested during the year ended December 31, 2006 was $3,486,288.
13. Subsequent Events:
     On January 27, 2007, Alliance BMP Limited entered into a Joint Venture Contract (the “GPC JV Contract”) with Guangzhou Pharmaceutical Limited Company (“GP Limited”), a Contract for the Transfer of Capital Contribution of Guangzhou Pharmaceuticals Corporation (the “GPC Capital Contribution Transfer Contract”) with several shareholders of Guangzhou Pharmaceuticals Corporation (“GPC”), a Chinese limited liability company, and a Contract for the Increase of Registered Capital of Guangzhou Pharmaceuticals Corporation with GP Limited (the “GPC Capital Increase Contract”).
     Alliance BMP Limited is a joint venture between the Company and Alliance Unichem Group Limited (“AB”). On January 18, 2007, the Company, AB and Alliance BMP Limited entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) that sets forth the terms and purpose of the joint venture. Alliance BMP Limited is a newly-formed United Kingdom-based investment vehicle. The primary purpose of Alliance BMP Limited is to acquire a 50% interest in GPC and to manage its investment in GPC. The Company and AB have agreed to do or cause to be done all reasonable acts necessary or desirable to consummate the joint venture with GPC.

     These agreements provide that all shareholders of GPC, other than GP Limited, will transfer to Alliance BMP an aggregate of 9.91% of GPC’s total registered capital, representing the entire holdings of these shareholders. Immediately thereafter, GPC will increase its registered capital by approximately 100% and Alliance BMP Limited will purchase the entire increase at a purchase price of approximately $69 million. GPC will then be converted from a wholly-Chinese owned limited liability company to a Sino-foreign equity joint venture limited liability company (“reorganized GPC”), and each of GP Limited and Alliance BMP Limited will own a 50% interest in GPC. The completion of these transactions is subject to approval by the Chinese authorities and certain other conditions, and is expected to occur in the second half of 2007.
     It is expected that reorganized GPC will have eight directors. Each of GP Limited and Alliance BMP Limited will have the right to appoint four directors. Alliance BMP Limited is also entitled to designate (i) the Chairman of the Board of Directors and (ii) the General Manager of reorganized GPC, and GP Limited will have the right to designate (i) Deputy Chairman of the Board of Directors and (ii) the Financial Director of reorganized GPC. It is expected that David Gao will initially serve as the Chairman of reorganized GPC.
     Under the Shareholders’ Agreement, subject to government approval of the GPC Agreement and certain other conditions, the Company will obtain 99,998 shares of ordinary shares of Alliance BMP Limited for a total purchase price of $13.8 million, and AB will obtain 399,992 shares of ordinary shares of Alliance BMP Limited for a total purchase price of $55.2 million, such that the Company will have 20% interest and AB will have 80% interest in Alliance BMP Limited. The Company is in the process of reviewing its alternatives to fund Alliance BMP Limited.
     Alliance BMP Limited is jointly managed by the Company and AB. Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC Agreements and thereafter for so long as the Company is the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time the Company will have the right to appoint and remove one director. AB will have right to appoint and remove three directors provided that it holds between 50% and 90% of the total issued shares of Alliance BMP Limited. The initial directors of Alliance BMP Limited are David Gao (Chief Executive Officer and a director of the Company) as the Company’s designated director, and Marco Pagni, Stephen Roberts and Roger Phillips as the AB designated directors.
     In addition, under the Shareholders’ Agreement, for so long as David Gao remains an employee of the Company and for the period in which the Company is entitled to appoint directors as described above, the Company will cause David Gao to provide services from time to time to Alliance BMP Limited as its Board of Directors may reasonably request. The provisions of such services will be at no charge to Alliance BMP Limited. If the Company ceases to invest in Alliance BMP Limited, the Company will continue to cause David Gao to provide such services to Alliance BMP Limited for twelve months thereafter. If David Gao ceases to be involved with the Company in any capacity, the Company has agreed not to prevent David Gao’s continuing involvement with Alliance BMP Limited.
     On May 11, 2006, we entered into an agreement with Shanghai CAS and Orient International. Under the terms of the agreement, the parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. On December 14, 2006, the proposed sale of Rongheng was posted on the Shanghai Exchange. On January 16, 2007, we were notified that we are the winning bidder of the proposed sale. On March 15, 2007, the parties executed definitive documents and the transaction will be submitted to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval and is expected to close during the second quarter of 2007.
     On March 15, 2007, the Company entered into a non-binding letter of intent with Guangzhou Biaodian Medical Information Co., Ltd. (“Biaodian”) with respect to a proposed joint venture transaction. As proposed, Biaodian will consolidate two of its subsidiaries, Guangzhou Shimei Medical Information Co., Ltd. and Guangzhou Shipu Medical Information Co., Ltd., into one company (the “Information Company”), and will further convert the Information Company into a Sino-foreign equity joint venture (the “JV”). The Company and Biaodian proposed to acquire 49% and 51% of the equity interest in the JV, respectively. The board of directors of the JV is expected to be consisted of members appointed by both the Company and Biaodian. The parties also agreed to exclusive negotiation for 90 days starting from March 15, 2007, and to formally execute relevant transactional documents by the end of April 2007.

14. Recent Accounting Pronouncements:
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not have a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is required to and plans to adopt EITF 06-3 in the first quarter of 2007. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of the adoption of EITF 06-3.
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
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. Adopting SAB 108 did not have a material impact on our results from operations or financial position.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We do not believe SFAS 157 will have a material impact on our results from operations or financial statements.
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for

Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The implementing EITF 00-19-2 will have not impact on our financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at faire value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2007 and we have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.
15. Quarterly Financial Information (Unaudited):
     Selected unaudited quarterly results for the year ended December 31, 2006 and 2005 were as follows:

		Dec. 31,	Sept. 30,	June 30,	Mar. 31
	Total	2006	2006	2006	2006
Year Ended December 31, 2006
Revenues	24,258,269	7,237,802	6,898,886	5,398,797	4,722,784
Gross Margin	558,154	(4,853)	215,285	177,043	170,679
Operating loss	(6,931,565)	(2,146,613)	(1,604,416)	(1,642,946)	(1,537,590)
Net loss	(6,796,084)	(2,092,437)	(1,554,466)	(1,611,485)	(1,537,696)
Basic and diluted (loss) per share	$(0.30)	$(0.09)	$(0.07)	$(0.07)	$(0.07)

		Dec. 31,	Sept. 30,	June 30,	Mar. 31
	Total	2005	2005	2005	2005
Year Ended December 31, 2005
Revenues	4,179,168	4,055,329	23,086	44,018	56,735
Gross Margin	(800,743)	(140,149)	(62,788)	(545,773)	(52,033)
Operating loss	(5,613,435)	(1,840,709)	(1,174,043)	(1,667,078)	(931,605)
Net loss	(5,723,758)	(2,042,386)	(1,121,130)	(1,652,637)	(907,605)
Basic and diluted (loss) per share	$(0.31)	$(0.10)	$(0.06)	$(0.09)	$(0.06)

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2005, and 2006

	Balance at	Charged to		Balance at
	beginning of	costs and	Deductions	End
Description	Period	Expenses	(write-offs)	of Period
December 31, 2004
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—

December 31, 2004
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2005
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2006
Allowance for inventory obsolescence	$—	$—	$—	$—

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2007	BEIJING MED-PHARM CORPORATION
	By:	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID GAO	By:	/s/ MARTYN D. GREENACRE
David Gao		Martyn D. Greenacre
Chief Executive Officer, Director and Principal Executive		Director
Officer		March 26, 2007
March 26, 2007

By:	/s/ MICHEL Y. DE BEAUMONT	By:	/s/ JACK M. FERRARO
Michel Y. de Beaumont		Jack M. Ferraro
Director		Director
March 26, 2007		March 26, 2007

By:	/s/ FRANK J. HOLLENDONER	By:	/s/ JOHN W. STAKES, M.D.

Frank J. Hollendoner		John W. Stakes, M.D.
Director		Director
March 26, 2007		March 26, 2007

By:	/s/ FRED M. POWELL	By:	/s/ ALBERT YEUNG

Fred M. Powell		Albert Yeung
Chief Financial Officer (Principal Financial Officer)		Director
March 26, 2007		March 26, 2007

EXHIBIT INDEX
     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit
Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

10.1	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)
10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description
10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)**

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K, filed with the SEC on January 26, 2006

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2007)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

Exhibit
Number	Description
32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.