Form 10-Q
period 2007-03-31
BEIJING MED PHARM CORP
filed 2007-05-15
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of May 14, 2006 was 26,641,191.

BEIJING MED-PHARM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$14,322,405	$15,330,606
Restricted Cash	108,000	108,000
Accounts Receivable, net of allowance for doubtful accounts of $0	7,422,248	7,237,167
Inventory, net of allowance for obsolescence of $0	2,734,918	1,969,547
Other Receivables	196,638	350,151
VAT Receivable	556,361	597,119
Prepaid Expenses and Other Current Assets	679,779	597,439

Total Current Assets	26,020,349	26,190,029
Restricted Cash	157,000	157,000
Property and Equipment, net	423,104	312,594
Investments, at Cost	129,564	128,205
Intangible Assets, net of accumulated amortization	664,805	728,722

Total Assets	$27,394,822	$27,516,550

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$117,378	$117,378
Related Party Notes Payable	513,950	548,422
Accounts Payable	6,988,628	6,063,956
Accounts Payable Wanhui Group	—	214,227
Deferred Revenue	118,255	18,159
Accrued Payroll	373,532	533,290
Accrued Professional Fees	126,145	140,349
Accrued Taxes and related expenses	86,490	85,603
Accrued Social Welfare and related expenses	206,250	204,134
Accrued Contract Allowance	467,375	462,581
Accrued Other	547,023	442,172

Total Current Liabilities	9,545,026	8,830,271

Notes Payable, long term	88,147	126,495

Total Liabilities	$9,633,173	$8,956,766

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 26,641,191 and 26,522,868 Shares Issued and Outstanding as of March 31, 2007 and December 31, 2006, respectively	$26,641	$26,523
Additional Paid in Capital	29,368,666	28,039,112
Common Stock Warrants	5,891,499	6,371,332
Accumulated Deficit	(17,651,989)	(15,964,418)
Accumulated Other Comprehensive Income	126,832	87,235

Total Stockholders’ Equity	17,761,649	18,559,784

Total Liabilities and Stockholders’ Equity	$27,394,822	$27,516,550

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2007	2006
Net Revenues	$5,685,435	$4,722,784
Cost of Sales	5,224,645	4,552,105

Gross Margin	460,790	170,679

Sales and Marketing Expenses	421,347	308,332
General and Administration Expenses	1,858,511	1,399,937

Total Operating Expenses	2,279,858	1,708,269

Loss From Operations	(1,819,068)	(1,537,590)

Other Income (Expense):
Interest Income	150,331	50,144
Interest (Expense)	(18,834)	(16,387)

Total Other Income	131,497	33,757

Loss Before Provision For Income Taxes	(1,687,571)	(1,503,833)
Provision For Income Taxes	—	33,863

Net Loss	$(1,687,571)	$(1,537,696)

Basic and Fully-Diluted Loss Per Share	$(0.06)	$(0.07)

Basic and Fully-Diluted Weighted-average Shares Outstanding	26,588,464	21,892,783
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

						Accumulated
						Other
						Comprehensive
	Common Stock			Common		Income Foreign	Total
	Number	$.001 Par	Additional	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Paid-in Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2006	26,522,868	$26,523	$28,039,112	$6,371,332	$(15,964,418)	$87,235	$18,559,784
Stock-Based Compensation			316,028				316,028
Common Stock Warrants Issuance
Warrant Exercise	118,323	118	1,013,526	(479,833)			533,811
Net Loss					(1,687,571)		(1,687,571)
Other Comprehensive Loss
Foreign Currency Translation						39,597	39,597

Total Comprehensive Loss							(1,647,974)

Balance as of March 31, 2007	26,641,191	$26,641	$29,368,666	$5,891,499	$(17,651,989)	$126,832	$17,761,649

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(1,687,571)	$(1,537,696)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization of Property and Equipment	25,974	13,868
Amortization of Intangible Assets	63,917	64,582
Stock-Based Compensation	316,028	287,378
Loss on Disposal of Asset	6,507	—
Increase in Accounts Receivable	(185,081)	(172,320)
(Increase) Decrease in Inventory	(765,371)	152,333
Decrease in Other Receivables	153,513	28,703
Decrease in Value Added Tax Receivable	40,758	26,966
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(82,340)	102,928
Increase (Decrease) in Accounts Payable	924,672	(951,310)
Increase in Deferred Revenue	100,096	—
Decrease in Accrued Payroll	(159,758)	(74,759)
Decrease in Accrued Professional Fees	(14,204)	(51,084)
Increase in Accrued Taxes and related expenses	887	—
Increase in Accrued Social Welfare and related expenses	2,116	—
Increase in Contract Allowances	4,794	2,787
Increase in Accrued Other	104,851	178,767

Net Cash Used in Operating Activities	(1,150,212)	(1,928,857)

Cash Flows from Investing Activities:
Acquisition payment due to Wanwei Group	(214,227)	—
Acquisition of Property and Equipment	(142,991)	(117,611)

Net Cash Used In Investing Activities	(357,218)	(117,611)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Warrants	533,811	875,916
Payments on Note Payable	(72,821)	(36,166)

Net Cash Provided by Financing Activities	460,990	839,750
Effect of exchange rate changes on cash	38,239	10,500

Net Decrease in Cash and Equivalents	(1,008,201)	(1,196,218)
Cash and Equivalents, Beginning	15,330,606	6,905,911

Cash and Equivalents, Ending	$14,322,405	$5,709,693

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$0	$50,290
Interest	25,533	20,791
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation:
     The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 of Beijing Med-Pharm Corporation and Subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing MedPharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2007 and 2006, as the Company has incurred a net loss during the three month period then ended, and their inclusion would have been anti-dilutive.
     New Accounting Policy: The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize an adjustment to both beginning retained earnings and the tax liability for the unrecognized tax benefits because the Company has a full valuation allowance against the related deferred tax assets.
     The amount of unrecognized tax benefits as of January 1, 2007, was $215,000. The amount includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     At March 31, 2007, the balance of unrecognized tax benefits had increased to approximately $265,000. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefit for positions related to the current period. The March 31, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. This evaluation was performed for tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of March 31, 2007.
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No.157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No.157 will have on our financial statements.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at faire value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and we have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF)Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations and has not changed its policy as a result of the adoption of EITF 06-3.
     Reclassifications: Certain reclassifications have been made to prior year balances in the note on segment information in order to conform to the current year’s presentation.
2. Acquisition:
     On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 for the estimated tax obligation related to the Wanwei acquisition. On January 10, 2007, the Company paid $214,227 to the Chinese Tax Authority as the final payment related to the acquisition of Wanwei.
3. Segment Information:
     The Company has two reportable segments: (i) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and (ii) the Sales and Marketing reportable segment which includes the operations of BMP China.
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
     The following tables present reportable segment information for the periods indicated:

Three months ended March 31, (unaudited)	2007	2006
Pharmaceutical distribution	$5,685,435	$4,714,185
Sales and Marketing		8,599
Sales and Marketing intersegment	101,529	35,072
Eliminations	(101,529)	(35,072)

Total Revenues	$5,685,435	$4,722,784

Three months ended March 31, (unaudited)	2007	2006
Pharmaceutical distribution	$(221,339)	$(132,857)
Sales and Marketing	(460,791)	(392,405)
Corporate	(1,231,248)	(980,227)
Eliminations	94,310	(32,101)

Total Operating Loss	$(1,819,068)	$(1,537,590)

4. Shareholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

Three months ended March 31,	2007	2006
Weighted average basic shares	26,588,464	21,892,783
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2007 and 2006 because their inclusion would have been anti-dilutive.

Three months ended March 31,	2007	2006
Number of shares	2,030,684	1,884,615
Range of exercise price	$1.15–$7.95	$1.15–$2.25
5. Stock-Based Compensation:
     The Company’s 2004 Stock Incentive Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 2,500,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. The Plan also provides that no more than 100,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. Options are granted for a term of ten years. Options granted under the Stock Plan generally vest 25% after the first year of the date of hire and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	3 Months Ended March 31,
	2007	2006
Expected life (years)	5.0	3.0
Risk-free interest rate	5.15%	5.00%
Expected Volatility	78.83%	90.00%
Expected Dividend yield	0.00%	0.00%
     The weighted average estimated fair value of the option granted for each of the three months ending March 31, 2007 and 2006 was $5.32 and $3.60, respectively.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Compensation cost which is based on the fair value of options granted is recognized on a straight line basis over the service period.

     A summary of the options issued by the Company for the 3 months ended March 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2007	2,103,000	$2.08		—
Granted	40,000	7.95		—

Outstanding on March 31, 2007	2,143,000	$2.18	7.78	$4,682,150

Exercisable on March 31, 2007	1,143,003	$1.59	7.36	$1,812,084

     No Options were exercised during the three month periods ended March 31, 2007 and March 31, 2006. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $334,000 and $557,410, respectively.
     A summary of the status of the Corporation’s non-vested shares as of March 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2007	1,147,175	1.92
Granted	40,000	5.32
Vested	(187,178)	1.78

Non-vested at March 31, 2007	999,997	2.08

     The unrecognized share-based compensation cost related to stock option expense at March 31, 2007 is $2,344,335 and will be recognized over a weighted average of 2.70 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 26, 2007.
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in Part I, “Item 1A. Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia, Pennsylvania and our Chinese operations are based in Beijing, China. Our services, which we offer through Beijing Med-Pharm Market Calculating Co, Ltd., or BMP China, and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, which we acquired on December 6, 2005, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution. These services include:
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
On August 31, 2005, we entered into a non-binding letter of intent with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. or Orient International, and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd., or Shanghai CAS, to purchase a majority interest in Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng. Orient International and

Shanghai CAS currently own approximately 90% of the equity interests in Rongheng. Rongheng is a pharmaceutical distribution enterprise with operations in Shanghai, China, a municipality of more than 17 million permanent residents. Rongheng was established in 1999 and distributes to over 250 hospitals in Shanghai, including all of the Class A hospitals in Shanghai.
     Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of the equity interests of Rongheng, must be posted on a regional property exchange, in this case the Shanghai United Assets and Equity Exchange, or the Shanghai Exchange, whereupon the assets are sold to the highest qualified bidder. On May 11, 2006, we entered into an agreement with Shanghai CAS and Orient International. Under the terms of the agreement, the parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. On December 14, 2006, the proposed sale of Rongheng was posted on the Shanghai Exchange. On January 16, 2007, we were notified that we were the winning bidder of the proposed sale. On March 15, 2007, the parties executed definitive documents and the transaction was submitted to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval and is expected to close during the second half of 2007.
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
     Alliance BMP Limited is a joint venture between the Company and Alliance Boots PLC, or AB. On January 18, 2007, the Company, AB and Alliance BMP Limited entered into a Shareholders’ Agreement, or the Shareholders’ Agreement that sets forth the terms and purpose of the joint venture. Alliance BMP Limited is a newly-formed United Kingdom-based investment vehicle. The primary purpose of Alliance BMP Limited is to acquire a 50% interest in GPC and to manage its investment in GPC. The Company and AB have agreed to do or cause to be done all reasonable acts necessary or desirable to consummate the joint venture with GPC.
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
     It is expected that reorganized GPC will have eight directors. Each of GP Limited and Alliance BMP Limited will have the right to appoint four directors. Alliance BMP Limited is also entitled to designate (i) the Chairman of the Board of Directors and (ii) the Financial Director of reorganized GPC, and GP Limited will have the right to designate (i) Deputy Chairman of the Board of Directors and (ii) the General Manager of reorganized GPC. It is expected that David Gao will initially serve as the Chairman of reorganized GPC.
     Under the Shareholders’ Agreement, subject to government approval of the GPC Agreement and certain other conditions, the Company will obtain 99,998 ordinary shares of Alliance BMP Limited for a total purchase price of $13.8 million, and AB will obtain 399,992 ordinary shares of Alliance BMP Limited for a total purchase price of $55.2 million, such that the Company will have 20% interest and AB will have 80% interest in Alliance BMP Limited. The Company is in the process of reviewing its alternatives to fund Alliance BMP Limited.
     Alliance BMP Limited will be jointly managed by the Company and AB. Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC Agreements and thereafter for so long as the Company is the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time the Company will have the right to appoint and remove one director. AB will have right to appoint and remove three directors provided that it holds between 50% and 90% of the total issued shares of Alliance BMP Limited. The initial directors of Alliance BMP Limited are David Gao (Chief Executive Officer and a director of the Company) as the Company’s designated director, and Marco Pagni, Stephen Roberts and Roger Phillips as the AB designated directors.

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
     On March 15, 2007, the Company entered into a non-binding letter of intent with Guangzhou Biaodian Medical Information Co., Ltd., or Biaodian, with respect to a proposed joint venture transaction. As proposed, Biaodian will consolidate two of its subsidiaries, Guangzhou Shimei Medical Information Co., Ltd. and Guangzhou Shipu Medical Information Co., Ltd., into one company (the “Information Company”), and will further convert the Information Company into a Sino-foreign equity joint venture (the “JV”). The Company and Biaodian proposed to acquire 49% and 51% of the equity interest in the JV, respectively. The board of directors of the JV is expected to consist of members appointed by both the Company and Biaodian. The parties also agreed to exclusive negotiation of the proposed joint venture for 90 days starting from March 15, 2007.
     On April 23, 2007 the Company entered into a non-binding letter of intent with Sunstone Pharmaceutical Co., Ltd., or Sunstone to acquire a minority stake in the company. Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. Under the terms of the agreement, Beijing Med-Pharm will assist Sunstone in the formation of a new entity, Sunstone China Ltd., to be registered in the Cayman Islands, which will acquire 100% of the equity interest of Sunstone. Following the completion of the transactions contemplated by the agreement, we would own up to 49 % of the common stock of Sunstone China Ltd. Because Sunstone is privately owned, the transaction does not require the approval of the Chinese central government and is expected to close in the third quarter of 2007. The closing of the transactions contemplated by the agreement are subject to various conditions, including negotiation of definitive documentation regarding Sunstone China Ltd., satisfactory completion of due diligence by Beijing Med-Pharm and the issuance by Sunstone China Ltd. of audited financial statements.
Our Opportunity
     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services. We believe that our acquisition of Wanwei was an important step in the implementation of this solution.
     We believe that our acquisition of Wanwei will enable us to differentiate ourselves from many of our competitors in China’s highly fragmented pharmaceutical distribution market by combining the marketing services that we offer with the distribution of pharmaceutical products to hospitals and other authorized healthcare providers. Our opportunity to establish a strong presence in China’s pharmaceutical distribution market is largely due to the highly fragmented nature of this market. China’s pharmaceutical distribution market is in an early developmental stage. In addition, the Chinese government passed legislation that required pharmaceutical wholesale and retail enterprises to obtain Good Supply Practices, or GSP, certification. We believe that the pharmaceutical distribution permit and GSP certificate that we acquired from the acquisition of Wanwei provides us with a strategic advantage over many of our competitors in China’s pharmaceutical distribution market.
Our Strategy and Solution
     Our strategy is to become a complete solutions provider for foreign and domestic pharmaceutical manufacturers in China. The key elements of our strategy and solution include the following:
•	combine our market development sources with market fulfillment services;

•	use our marketing arm to create demand for products that we offer exclusively through our distribution arm on a national basis in China;

•	grow both internally and through strategic acquisitions of product marketing and distribution rights and of other distributors; and

•	provide an experienced management team and transparent financial reporting through the reports that we are required to file as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our Product Portfolio
     We provide clinical and/or market development services with respect to the following products:
•	Propess. Propess vaginal insert, or Propess, is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. The manufacturer of Propess is Cytokine PharmaSciences, Inc., or Cytokine. We entered into an agreement with Cytokine in August 2005 to market and distribute Propess in China. We began marketing Propess and recorded revenues with respect to this product during the first six months of 2006.

•	Anpo. Anpo, or ritodrine hydrochloride, is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. In July 2006, we entered into an agreement with Taiwan Biotech Co. Ltd. to serve as the exclusive distributor of Anpo in mainland China.

•	Misopess. Misopess vaginal insert, or Misopess, is a vaginal insert under investigation in several countries for cervical ripening and induction of labor. The manufacturer of Misopess is Cytokine. We entered into an agreement with Cytokine in November 2006 to conduct late-stage clinical development, registration, sales, marketing and distribution in China. Under terms of the agreement, we will initiate a Chinese registration trial of Misopess, with the expectation that, once Mispoess receives US FDA approval, data from this single trial will permit a regulatory application with the SFDA in late 2008 or 2009.

•	Fentora. Fentora, or fentanyl buccal tablet, received US FDA approval in September 2006 for the management of breakthrough pain in patients with cancer. The manufacturer of Fentora is Cephalon, Inc, or Cephalon. We entered into a service agreement with Cephalon in December 2006 under which we will complete the clinical development and registration process for Fentora in China.
     There are numerous risks to our business plan and obstacles that we will face in implementing it. We have highlighted these risks under “Risk Factors” as described in Item 1A on Form 10-K filed as of March 26, 2007. In particular, we have a history of operating losses and anticipate that we will continue to incur significant operating losses. As of March 31, 2007, our accumulated deficit since our inception was approximately $17.7 million. We may be unable to effectively implement our business strategy of becoming a provider of both market development and market fulfillment services. Even if we are successful in becoming a provider of these services, we may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.
Critical Accounting Policies
Uncertainty in Income Taxes
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize an adjustment to both beginning retained earnings and the tax liability for the unrecognized tax benefits because the Company has a full valuation allowance against the related deferred tax assets.
     The amount of unrecognized tax benefits as of January 1, 2007, was $215,000. The amount includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     At March 31, 2007, the balance of unrecognized tax benefits had increased to approximately $265,000. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefit for positions related to the current period. The March 31, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under any examination by U.S. Federal, state and local, or non-U.S. tax authorities. This evaluation was performed for tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of March 31, 2007.
Revenue Recognition
     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Under the terms of these agreements revenues are due from manufacturers within 30 to 60 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Revenue:
     Net revenue was approximately $5,685,000 for the three months ended March 31, 2007 as compared to approximately $4,723,000 for the three months ended March 31, 2006. Distribution revenue for the three months ended March 31, 2007, excluding Propess and Anpo was $5,279,000 as compared to $4,645,000 for the three months ended March 31, 2006. The Company provides sales and marketing and distribution services for Propess and Anpo which revenue totaled $406,000 for the three months ended March 31, 2007 as compared $69,000 for the three months ended March 31, 2006. This increase was the result of continued sales and marketing efforts promoting Propess and our initiating sales of Anpo during the third quarter of 2006. As of March 31, 2007 there were 315 hospitals selling Propess versus 89 as of March 31, 2006. The remaining revenue represents registration fees and commission sales generated by sales and marketing for products not distributed by Wanwei.
Cost of Sales:
     Cost of sales was approximately $5,225,000 for the three months ended March 31, 2007 as compared with $4,552,000 for the three months ended March 31, 2006. This increase is primarily attributable to Wanwei’s revenue growth during the first three months of 2007 and the increased in Propess and Anpo sales during the same period. The cost of sales component consists of inventory cost of sales for distribution services and sales and marketing efforts to promote Propess and Anpo. The combined gross margin for distribution and sales and marketing was 8.1% for the three months ended March 31, 2007 as compared to 3.6% for the three months ended March 31, 2006. The increase for the period ended March 31, 2007 as compared to March 31, 2006 was primarily due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service and reduction in promotion costs on a per unit basis.
Sales and Marketing Expenses:
     Sales and marketing expenses were approximately $421,000 for the three months ended March 31, 2007 as compared with $308,000, for the three months ended March 31, 2006. The increase resulted from Wanwei increasing staffing to support increased revenues.
General and Administrative Expenses:
     General and administrative expenses were approximately $1,859,000 for the three months ended March 31, 2007 as compared to $1,400,000 for the three months ended March 31, 2006. Salaries and related benefits and taxes increased $210,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 which reflects an expansion of our administrative and corporate staff in China and salary and benefit increases in 2007. Professional fees increased $55,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 reflecting an increase in audit fees and additional financial due diligence expense on acquisitions. During the three months ended March 31, 2007 our state and franchise taxes increased $44,000 as compared to the three months ended March 31, 2006. The increase resulted from the method of calculating taxes based upon shares outstanding as well as that in 2005 we prepaid $25,000 in estimated taxes which were refunded during the three months ended March 31, 2006. During the three months ended March 31, 2007 we incurred $34,000 NASDAQ listing fee which was new in 2007 as we were initially listed on NASDAQ in August 2006. SFAS 123R stock-based compensation expense for the three months ended March 31, 2007 was $316,000 as compared to $287,000 for the three months ended March 31,

2006. Office rent and related expenses increased $25,000 for 2007 as compared to 2006 as we increased our space in China during the end of 2006.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. In December 2006, we completed a private placement of our shares of common stock to investors of $14,088,000, net of issuance costs. In October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of approximately $150,000 during the three months ended March 31, 2007 and $50,000 for the three months ended March 31, 2006.
Liquidity and Capital Resources
     As of March 31, 2007, we had unrestricted cash and cash equivalents of approximately $14.3 million, which represented 52.3% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
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
     We currently plan to use the remaining proceeds primarily to fund:
•	Our operating expenses and general working capital;

•	The marketing of our current and future products;

•	Our pursuit of internal growth and strategic acquisition of Shanghai Rongheng Pharmaceutical Company Limited (Rongheng); and

•	The expenses necessary to maintain our status as an Exchange Act reporting company.
     We anticipate that our March 31, 2007 balance of approximately $14.3 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” on Form 10-K filed on March 26, 2007 and elsewhere in this report as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $1,150,000 for the three months ended March 31, 2007. This amount principally reflected our net loss of $1,688,000, partially offset by $412,000 in non-cash charges including stock-based compensation expense of $316,000, intangible amortization of $64,000, depreciation of $26,000 and loss on disposal of assets of $6,000. In addition, we generated $1,332,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the three months ended March 31, 2007. The most significant changes were the increase in accounts payable of $925,000, decrease in other receivables of $154,000 and increases in accrued other of $105,000 and deferred revenue of $100,000. Offsetting these changes were increases in inventory $765,000 and accounts receivable of $185,000, and a decrease in accrued payroll of $160,000. Cash used in investing activities was $357,000 which of which $214,000 was paid to the Chinese Taxing Authority for taxes related to the Wanwei acquisition and $143,000 was for the acquisition of equipment. Cash generated from financing activities was $461,000 and reflects $534,000 from the exercise of warrants which is offset by $73,000 in reduction of notes payable.

     Our capital requirements are likely to increase, particularly as we pursue internal growth, fund inventory purchases, support increased levels of accounts receivables prior to receiving collections from our customers and proposed acquisitions. To complete the announced planned joint ventures for GPC, Biaodian and Sunstone we are considering raising additional funds in the next six months through public or private equity offerings, debt financings or from other sources. There is no assurance that such funding will be available on favorable terms or at all to the Company. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas and our anticipated future growth will be adversely affected.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiary, BMP China, from RMB, the functional currency of China, into United States dollars, or USD, the functional currency of our parent entity. On July 21, 2005, China increased the value of its currency, the RMB, by 2.1% to RMB 8.11 to one USD, and announced that its currency, the RMB will no longer be pegged to one USD, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
(b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our first fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. Risk Factors
     You should carefully consider the risks described below, in addition to the other information contained in this report, and risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may be unable to acquire, or may be delayed in acquiring, Sunstone Pharmaceutical Co., Ltd.
     With respect to our proposed joint venture transaction with Sunstone Pharmaceutical Co., Ltd., or Sunstone, while we and Sunstone have entered into a letter of intent, such letter of intent is non-binding. In addition, even if we and Sunstone do enter into transactional documents, the consummation of the joint venture transaction may depend on various factors, such as obtaining approvals from the Chinese government and our raising sufficient funds to pay for the equity purchase price. There is no assurance that the proposed joint venture transaction with Sunstone will be completed as contemplated by the letter of intent.
ITEM 5. Other Information
None.
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

Beijing Med-Pharm Corporation

Date: May 15, 2007	/s/ DAVID GAO

David Gao
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ FRED M. POWELL

Fred M. Powell
Chief Financial Officer
(Principal Financial and Accounting Officer)