Form 10-K/A
period 2006-12-31
BEIJING MED PHARM CORP
filed 2007-07-20
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders filed on March 27, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Beijing Med-Pharm Corporation is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-K for the Corporation’s fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2007 (the “Original Report”) for the sole purpose of adding the tabular disclosure of contractual obligations required by Regulation S-K 303(a)(5) in Part II, Item 7 of its Annual Report on Form 10-K.
The complete text of Part II, Item 7 of the Corporation’s Annual Report on Form 10-K is set forth below. The Amended Report does not affect any other items in our Original Report, including our financial statements and the notes to the financial statements. As a result of the Amended Report, the Corporation is also filing as exhibits to the Amended Report the Consent of Grant Thornton, Hong Kong and the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise indicated, the Amended Report speaks as of the date of the Original Report and reflects only the changes discussed above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Consent of Grant Thornton, Hong Kong
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

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

     We have an operating history of approximately 12 years, dating from the formation of BMP China in 1994. We have historically been a pharmaceutical marketing and product registration company of domestic and foreign pharmaceutical products and devices for the Chinese market. Our recent acquisition of Wanwei is expected to significantly expand our service offering to include pharmaceutical distribution in the Chinese Market.
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
     Since our inception, we have generated significant losses. As of December 31, 2006, we had an accumulated deficit of approximately $15.8 million.
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
     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a purchase price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds of $6.3 million and net proceeds of approximately $5.9 million. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which had an exercise price equal to $1.875 and the balance of which had an exercise price equal to $2.25. On December 20, 2006, we completed a private placement of 3,333,306 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds to us of $15 million and net proceeds to us of approximately $14.1 million. The investors also received warrants to purchase an aggregate of 1,116,611 shares of common stock, which have an exercise price equal to $5.625.
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
     Net cash used in operating activities was $7,556,071 for the year ended December 31, 2006. This amount principally reflected our net loss of $6,796,000, partially offset by $1,929,000 in non-cash charges including stock-based compensation expense of $1,171,000, loss on disposal of $415,000, intangible amortization of $256,000 and depreciation of 87,000. In addition, we generated $572,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2006. The most significant changes were the increase in accounts payable $346,000, decrease in other receivables and increases in accrued other and accrued payroll of $75,000 and $57,000, respectively. Offsetting these changes were increases in accounts receivable of $2,136,000, inventory of $687,000, other receivables of $212,000 and value added taxes receivable of $191,000. Cash used in investing activities was $682,000 and reflects a payment to Wanhui Group of $450,000 for the purchase of Wanwei and the acquisition of property and equipment of $232,000. Net cash provided by financing activities was $16,608,000, consisted primarily of $14,089,000 net proceeds from the Third Financing, $2,634,000 from the exercise of warrants, and is offset by $115,000 in reduction of notes payable.
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
Contractual obligations

	Payments due by period
	Total	Less than 1 year	1-3 years

Debt obligations	$792,294	$665,800	$126,494
Operating lease obligations	371,876	338,909	32,967

Total	$1,164,170	$1,004,709	$159,461

Debt obligations
     In December 2005, we entered into a financing agreement for the purchase of a ERP software, first year support and implementation with a financing company. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid.
     Prior to Wanwei being acquired by the Company it was customary for some government owned enterprises to borrow funds from its employees and this practice was used at Wanwei. According to the share transfer agreement between the Company and Wanhui Group, notes payable to employees were assumed by Wanwei as part of the acquisition on October 24, 2005. It is the intent of management to repay notes payable to the employees. The interest on the notes payable to employees is paid on a regular basis and the notes were established using prevailing market rates. As of December 31, 2006 and 2005 the notes payable to employees were $548,422 and $554,737, respectively.
Operating lease obligations
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania under a lease agreement that expires January 2008. The lease requires minimum monthly rental payments of $5,310.
     The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires November 2007. The lease requires minimum monthly rental payments of $6,211. Additional office space adjacent to the existing lease is being leased under a lease agreement that expires October 2008. The additional lease requires minimum monthly rental payments of $2,997.
     The Company leases its Wanwei office and warehouse facilities in Beijing, China under a lease agreement that expires December 2007. The lease requires minimum monthly rental payments of $7,045 and $7,197, for the office and warehouse facility, respectively.
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
     In December 2004, the FASB issued SFAS No. 123R, share-based payments that amends SFAS No. 123, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $1,171,329, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans. Included in stock-based compensation for the year ended December 31, 2006, the Company recognized stock-based compensation of $695,385, related to stock options issued in 2004 that was issued in the money.
     During the year ended December 31, 2004, we issued options to employees and advisors to purchase 930,000 shares of common stock at an exercise of $1.15 per share. During the year ended December 31, 2004 and December 31, 2005, our compensation expense was $295,594 and $399,075, respectively, which represents the difference between the exercise price and the fair value of the common stock. Our compensation expense related to these shares was $695,385, for the year ended December 31, 2006. During 2005, we issued options to employees and board members to purchase 605,000 shares of common stock at exercise prices ranging from $1.60 to $3.66. There was no impact to the statement of operations for the issuance of these options. During the year ended December 31, 2006, we issued options to employees and board members to purchase 458,000 shares of common stock, at exercise prices ranging from $3.60 to $5.84.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Net Revenue:
     Net revenue was approximately $24,258,000 for the year ended December 31, 2006, as compared with approximately $4,179,000 for the year ended December 31, 2005. This significant increase was almost entirely due to the acquisition of Wanwei in October 2005. For the year ended December 31, 2006, Wanwei generated revenues of $24,189,000 from distribution activities as compared to $4,002,000 for the period October 25, 2005 through December 31, 2005. Marketing and registration revenue was $748,000 for 2006 as compared to $182,000 for 2005. The increase was the result of our license and promotion of Propess and Anpo in 2006. Offsetting these increases is an intercompany elimination of $679,000, which results from Propess and Anpo being marketed by BMP China and sold through Wanwei.
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
General and Administrative Expenses:
     General and administrative expenses were $5,826,000 during the year ended December 31, 2006 as compared to $4,406,000 for the year ended December 31, 2005. Our acquisition of Wanwei in October 2005 accounted $820,000 of the increase. During the year ended December 31, 2006, Wanwei general and administrative expenses were $973,000 as compared to $152,000 for the period October 25, 2005 through December 31, 2005. Stock based compensation recognized under SFAS No. 123R for the year ended 31, 2006 was $1,171,000 as compared to $399,000 for the year ended December 31, 2005, an increase of $772,000. Corporate communications related to investor relations was initiated in 2006 and the cost related thereto was $89,000. Increased salaries and benefits accounted for $70,000 of the increased of 2006 versus 2005. Insurance costs increased $52,000 for the year ended December 31, 2006 as compared to 2005, reflecting higher Directors and Officers and Key Man Life insurance premiums. Offsetting these increases were significant reductions in legal, accounting and other professional fees accounting for $ $437,000 which reflected the decision to move internal the corporate accounting function as well as the reduction in SEC registration filings in 2006.
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
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net Revenue:
     Net revenue was approximately $4,179,000 for the year ended December 31, 2005, as compared with approximately $209,000 for the year ended December 31, 2004. This significant increase was entirely due to the acquisition of Wanwei in October 2005. For the period October 25, 2005 through December 31, 2006, Wanwei generated revenues of $4,002,000 from distribution activities. Marketing commissions and registration revenue was relatively unchanged with a $28,000 reduction for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
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
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The implementing EITF 00-19-2 will have not impact on our financial statements.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (b) Exhibits
     The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit
Number	Description
23.1	Consent of Grant Thornton, Hong Kong

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2007	BEIJING MED-PHARM CORPORATION
	By:	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID GAO	By:	/s/ MARTYN D. GREENACRE

	David Gao		Martyn D. Greenacre
	Chief Executive Officer, Director and Principal Executive Officer		Director July 20, 2007
July 20, 2007

By:	/s/ MICHEL Y. DE BEAUMONT	By:	/s/ JACK M. FERRARO

	Michel Y. de Beaumont		Jack M. Ferraro
	Director		Director
	July 20, 2007		July 20, 2007

By:	/s/ FRANK J. HOLLENDONER	By:	/s/ JOHN W. STAKES, M.D.

	Frank J. Hollendoner		John W. Stakes, M.D.
	Director		Director
	July 20, 2007		July 20, 2007

By:	/s/ FRED M. POWELL	By:	/s/ ALBERT YEUNG

	Fred M. Powell		Albert Yeung
	Chief Financial Officer (Principal Financial Officer)		Director
	July 20, 2007		July 20, 2007

EXHIBIT INDEX
     The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit
Number	Description
23.1	Consent of Grant Thornton, Hong Kong

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)