Form 10-Q
period 2007-06-30
BEIJING MED PHARM CORP
filed 2007-08-14
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of August 10, 2007 was 26,857,943.

BEIJING MED-PHARM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$10,399,735	$15,330,606
Restricted Cash	498,513	108,000
Accounts Receivable, net of allowance for doubtful accounts of $0	8,824,311	7,237,167
Inventory, net of allowance for obsolescence of $0	1,870,503	1,969,547
Note Receivable	659,000	—
Other Receivables	287,629	350,151
VAT Receivable	357,225	597,119
Prepaid Expenses and Other Current Assets	1,080,430	597,439

Total Current Assets	23,977,346	26,190,029
Restricted Cash	157,000	157,000
Property and Equipment, net	440,071	312,594
Investments, at Cost	131,416	128,205
Intangible Assets, net of accumulated amortization	600,889	728,722

Total Assets	$25,306,722	$27,516,550

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$117,378	$117,378
Related Party Notes Payable	258,567	548,422
Accounts Payable	5,947,829	6,063,956
Accounts Payable Wanhui Group	—	214,227
Deferred Revenue	80,476	18,159
Accrued Payroll	532,212	533,290
Accrued Professional Fees	186,933	140,349
Accrued Taxes and related expenses	80,313	85,603
Accrued Social Welfare and related expenses	206,250	204,134
Accrued Contract Allowance	457,896	462,581
Accrued Other	481,296	442,172

Total Current Liabilities	8,349,150	8,830,271

Notes Payable, long term	59,082	126,495

Total Liabilities	$8,408,232	$8,956,766

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 26,854,943 and 26,522,868 Shares Issued and Outstanding as of June 30, 2007 and December 31, 2006, respectively	$26,855	$26,523
Additional Paid in Capital	30,388,955	28,039,112
Common Stock Warrants	5,494,499	6,371,332
Accumulated Deficit	(19,210,397)	(15,964,418)
Accumulated Other Comprehensive Income	198,578	87,235

Total Stockholders’ Equity	16,898,490	18,559,784

Total Liabilities and Stockholders’ Equity	$25,306,722	$27,516,550

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues	$7,179,880	$5,398,797	$12,865,315	$10,121,581
Cost of Sales	6,630,913	5,221,754	11,855,559	9,773,859

Gross Margin	548,967	177,043	1,009,756	347,722

Sales and Marketing Expenses	305,589	281,273	726,936	589,605
General & Administration Expenses	1,896,241	1,538,716	3,754,751	2,938,653

Total Operating Expenses	2,201,830	1,819,989	4,481,687	3,528,258

Loss From Operations	(1,652,863)	(1,642,946)	(3,471,931)	(3,180,536)

Other Income (Expense):
Interest Income	119,245	42,078	269,576	92,222
Interest Expense	(24,790)	(7,202)	(43,624)	(23,589)
Other Expense	—	(3,415)	—	(3,415)

Total Other Income	94,455	31,461	225,952	65,218

Loss Before Provision For Income Taxes	(1,558,408)	(1,611,485)	(3,245,979)	(3,115,318)
Provision For Income Taxes	—	—	—	33,863

Net Loss	$(1,558,408)	$(1,611,485)	$(3,245,979)	$(3,149,181)

Basic and Diluted Loss Per Share	$(0.06)	$(0.07)	$(0.12)	$(0.14)
Basic and Diluted Weighted-average Shares Outstanding	26,738,948	22,778,328	26,664,122	22,338,002
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

						Accumulated
						Other
						Comprehensive
	Common Stock			Common		Income Foreign	Total
	Number	$.001 Par	Additional	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Paid-in Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2006	26,522,868	$26,523	$28,039,112	$6,371,332	$(15,964,418)	$87,235	$18,559,784
Stock-Based Compensation			316,028				316,028
Warrant Exercise	118,323	118	1,013,526	(479,833)			533,811
Net Loss					(1,687,571)		(1,687,571)
Other Comprehensive Loss
Foreign Currency Translation						39,597	39,597

Total Comprehensive Loss							(1,647,974)

Balance as of March 31, 2007	26,641,191	$26,641	$29,368,666	$5,891,499	$(17,651,989)	$126,832	$17,761,649

Stock-Based Compensation			356,396				356,396
Warrant and Option Exercises	213,752	214	663,893	(397,000)			267,107
Net Loss					(1,558,408)		(1,558,408)
Other Comprehensive Loss
Foreign Currency Translation						71,746	71,746

Other Comprehensive Loss							(1,486,661)

Balance as of June 30, 2007	26,854,943	$26,855	$30,388,955	$5,494,499	$(19,210,397)	$198,578	$16,898,490

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(3,245,979)	$(3,149,181)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization of Property and Equipment	51,901	38,829
Amortization of Intangible Assets	127,833	129,541
Stock-Based Compensation	672,424	567,024
Loss on Disposal of Asset	19,589	3,398
Increase in Accounts Receivable	(1,587,144)	(346,697)
Decrease (Increase) in Inventory	99,045	(265,933)
(Increase) Decrease in Other Receivables	62,522	31,014
Decrease in Value Added Tax Receivable	239,894	15,349
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(482,991)	3,745
(Decrease) Increase in Accounts Payable	(116,127)	(254,610)
Increase in Deferred Revenue	62,317	166
Decrease in Accrued Payroll	(1,078)	(15,862)
Increase (Decrease) in Accrued Professional Fees	46,584	(124,150)
Decrease in Accrued Taxes and related expenses	(5,290)	—
Increase in Accrued Social Welfare and related expenses	2,115	—
(Decrease) Increase in Contract Allowances	(4,685)	4,233
Increase in Accrued Other	39,126	96,017

Net Cash Used in Operating Activities	(4,019,944)	(3,267,117)

Cash Flows from Investing Activities:
Acquisition payment due to Wanwei Group	(214,227)	(412,089)
Acquisition of Property and Equipment	(198,966)	(135,957)
Note Receivable with Rongheng	(659,000)	—

Net Cash Used In Investing Activities	(1,072,193)	(548,046)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Warrants	800,916	2,591,318
Payments on Note Payable	(357,268)	(69,643)
Increase in restricted cash	(390,513)	—
Investment held for sale	(1,852)	—

Net Cash Provided by Financing Activities	51,283	2,521,675
Effect of exchange rate changes on cash	109,983	11,671

Net Decrease in Cash and Equivalents	(4,930,871)	(1,281,817)
Cash and Equivalents, Beginning	15,330,606	6,905,911

Cash and Equivalents, Ending	$10,399,735	$5,624,094

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$0	$50,290
Interest	25,533	33,768
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 of Beijing Med-Pharm Corporation and Subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing MedPharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of June 30, 2007 and 2006, as the Company has incurred a net loss during the three month period then ended, and their inclusion would have been anti-dilutive.
     New Accounting Policy: The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefits of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has a full valuation allowance against any related deferred tax assets.
     The amount of unrecognized tax benefits as of January 1, 2007 was $215,000. The amount includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. During the six months ended June 30, 2007, there have been no material changes in unrecognized tax benefits.
     At June 30, 2007, the balance of unrecognized tax benefits was $265,000, which has increased $0 and $50,000 for the three and six months ended June 30, 2007 respectively. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefits for positions related to the current period. The June 30, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation in accordance with FIN 48 was performed for tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions. The Company is not currently under examination by U.S. Federal and state tax authorities. The

Company is currently under a routine tax inspection by China’s Tax Authority. No material adjustments are expected as a result of this inspection.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties if any in operating expenses for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of June 30, 2007.
     New Accounting Pronouncement: In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at faire value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and we have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.
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

     The following tables present reportable segment information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Pharmaceutical Distribution	$7,159,275	5,385,757	$12,844,710	10,064,870
Sales and Marketing	20,605	13,040	20,605	56,711
Sales and Marketing intersegment	139,241	225,610	240,770	363,933
Eliminations	(139,241)	(225,610)	(240,770)	(363,933)

Total Revenue	$7,179,880	5,398,797	$12,865,315	10,121,581

Pharmaceutical Distribution	$127,246	(91,250)	$(150,644)	(224,107)
Sales and Marketing	(695,644)	(452,571)	(1,099,885)	(844,976)
Corporate	(1,414,727)	(1,059,065)	(2,645,974)	(2,039,292)
Eliminations	330,263	(40,060)	424,572	(72,161)

Total Operating Loss	$(1,652,863)	(1,642,946)	$(3,471,931)	(3,180,536)

4. Shareholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average basic shares	26,738,948	22,778,328	26,664,122	22,338,002
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and six months ended June 30, 2007 and 2006 because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Number of shares	2,206,001	1,555,926	2,035,286	1,796,385
Range of exercise price	$1.15 – $10.90	$1.15-$4.20	$1.15 – $10.90	$1.15-$4.20
5. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. The Plan also provides that no more than 100,000 shares of common stock may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award, subject to adjustment. Options are granted for a term of ten years. Options granted under the Plan generally vest 25% after the first year of the date of hire and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	5.23%	5.19%	5.15%-5.23%	4.32-5.19%
Expected Volatility	80%	105.30%	78.8-80%	93.6-105.3%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%
     The expected volatility in our stock for the three and six months ended June 30, 2007 has decreased from the three and six months ended June 30, 2006 as the Company has refined its estimation of volatility based upon daily volatility as compared to 2006 when volatility was based on a trade by trade basis. The weighted average estimated fair value of the option granted for each of the three months ending June 30, 2007 and 2006 was $6.24 and $3.32, respectively and $6.16 and $2.75 for the six months ended June 30, 2007 and 2006, respectively.
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
     A summary of the options issued by the Company for the 6 months ended June 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2007	2,103,000	$2.08		—
Granted	40,000	7.95		—

Outstanding on March 31, 2007	2,143,000	$2.18	7.78	$4,682,150

Granted	460,000	9.23		—
Exercised	(35,728)	1.75		—

Outstanding on June 30, 2007	2,567,272	$3.45	7.94	$8,865,022

Exercisable on June 30, 2007	1,241,151	$1.63	7.13	$2,022,606

There were 35,728 and 20,000 options exercised for both the six month periods ended June 30, 2007 and June 30, 2006, respectively. Total intrinsic value of the options exercised for the three and six months ended June 30, 2007 and 2006 was $293,192, $75,000, $293,192 and $75,000, respectively. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $275,758 and $156,150, respectively.
     A summary of the status of the Company’s non-vested shares as of June 30, 2007 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2007	1,147,175	$1.92
Granted	500,000	6.17
Vested	(321,054)	2.13

Non-vested at June 30, 2007	1,326,121	$3.75

     The unrecognized share-based compensation cost related to stock option expense at June 30, 2007 is $4,111,038 and will be recognized over a weighted average of 3.13 years.
6. Note Receivable:
     On June 25, 2007, Wanwei entered into a $659,000 or 5.0 million RMB loan with an annualized rate of 5.67% with Shanghai Rongheng Pharmaceutical Company Limited , or Rongheng. The note is for 6 month with a maturity date of December 25, 2007. Interest is to be paid at each quarter end with the principal due at maturity. The proceeds of the loan are to be used by Rongheng as working capital.
7. Subsequent events:
     On July 14, 2007, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”), by and among the Company, Han Zhiqiang (“Zhiqiang”) and Tong Zhijun, the owners (the “Sellers”) of Sunstone Pharmaceutical Co., Ltd. (“Sunstone”), to acquire a minority interest in Sunstone.
     Under the terms of the Purchase Agreement, the Company will acquire 49% of the issued share capital of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation that holds a 100% equity interest in Sunstone, for $32 million U.S. dollars (the “Purchase Price”). The Company made an initial payment of $4.8 million U.S. dollars of the Purchase Price within five business days of signing the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement (the “Closing”) is subject to certain conditions that must be met by September 30, 2007, which include (1) the restructuring of the board of directors of Sunstone to permit the Company to appoint two of the five members and (2) Zhiqiang and Sunstone entering into a License Agreement on Trademarks and a License Agreement on Patents, whereby Zhiqiang irrevocably licenses to Sunstone certain trademarks, patents and intellectual property rights free of any charge.
     Upon completion of the conditions precedent set forth in the Purchase Agreement and not later than five business days after September 30, 2007, the Company will pay the remaining $27.2 million U.S. dollars of the Purchase Price to the Sellers. If the conditions precedent to the Closing are not satisfied due to the fault of the Sellers, the Sellers must refund any payments of the Purchase Price made by the Company and indemnify the Company for damages pursuant to applicable laws and the Purchase Agreement. If the conditions precedent to the Closing are not satisfied due to the fault of the Company, the Company must pay to the Sellers a penalty equal to 2% of the purchase price, $640,000 U.S. dollars, which will be deducted from the initial payment made by the Company, and the Sellers must refund the remaining payments of the Purchase Price previously made by the Company. Following the Closing, the Sellers agreed to indemnify the Company for breaches of the Sellers’ representations and warranties contained in the Purchase Agreement.

     Pursuant to the Purchase Agreement, the Sellers, the Company, Hong Kong Health Care and Sunstone entered into a Shareholders’ Agreement (the “Shareholders Agreement”). The Shareholders Agreement establishes the composition and responsibilities of the board of directors of Sunstone and Hong Kong Health Care, including permitting the Company to appoint two of the five members of each board of directors, and sets forth the responsibilities and appointment of the management of Sunstone. The Shareholders Agreement also provides a preemptive right to the non-transferring shareholders of Hong Kong Health Care (pro rata in proportion to their share ownership) to purchase any shares of Hong Kong Health Care being transferred by the Sellers and the Company, pro rata in proportion to the non-transferring persons.

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
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Rongheng
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
GPC Joint Venture
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
Pico
     On March 15, 2007, the Company entered into a non-binding letter of intent with Guangzhou Biaodian Medical Information Co., Ltd., or Biaodian, with respect to a proposed joint venture transaction. As proposed, Biaodian will consolidate two of its subsidiaries, Guangzhou Shimei Medical Information Co., Ltd. and Guangzhou Shipu Medical Information Co., Ltd., into one company, and will further convert that newly formed company into a Sino-foreign equity joint venture, or the JV. The Company and Biaodian proposed to acquire 49% and 51% of the equity interest in the JV, respectively. The board of directors of the JV is expected to consist of members appointed by both the Company and Biaodian. The parties also agreed to exclusive negotiation of the proposed joint venture for 90 days starting from March 15, 2007.
Sunstone
     On April 23, 2007 the Company entered into a non-binding letter of intent with Sunstone Pharmaceutical Co., Ltd., or Sunstone, to acquire a minority stake in the company. Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. Under the terms of the agreement, Beijing Med-Pharm will assist Sunstone in the formation of a new entity, Sunstone China Ltd., to be registered in the Cayman Islands, which will acquire 100% of the equity interest of Sunstone. Following the completion of the transactions contemplated by the agreement, we would own up to 49 % of the common stock of Sunstone China Ltd. Because Sunstone is privately owned, the transaction does not require the approval of the Chinese central government and is expected to close in the third quarter of 2007. The closing of the transactions contemplated by the agreement are subject to various conditions, including negotiation of definitive documentation regarding Sunstone China Ltd., satisfactory completion of due diligence by Beijing Med-Pharm and the issuance by Sunstone China Ltd. of audited financial statements.
     On July 14, 2007, the Company entered into a Sale and Purchase Agreement, or the Purchase Agreement, by and among the Company, Han Zhiqiang, or Zhiqiang, and Tong Zhijun, the owners, or the Sellers, of Sunstone, to acquire 49% of the issued share capital of Hong Kong Fly International Health Care Limited, or Hong Kong Health Care, a Hong Kong corporation that holds a 100% equity interest in Sunstone, for $32 million U.S. dollars, or the Purchase Price. The Company made an initial payment of $4.8 million U.S. dollars of the Purchase Price within five business days of signing the agreement. The closing of the transactions contemplated by the Purchase Agreement, or the Closing, is subject to certain conditions that are to be met by September 30, 2007, which include (1) the restructuring of the board of directors of Sunstone to permit the Company to appoint two of the five members and (2) Zhiqiang and Sunstone entering into a License Agreement on Trademarks and a License Agreement on Patents, whereby Zhiqiang irrevocably licenses to Sunstone certain trademarks, patents and intellectual property rights free of any charge.
     Upon completion of the conditions precedent set forth in the Purchase Agreement and not later than five business days after September 30, 2007, the Company will pay the remaining $27.2 million U.S. dollars of the Purchase Price to the Sellers. If the conditions precedent to the Closing are not satisfied due to the fault of the Sellers, the Sellers must refund any payments of the Purchase Price made by the Company and indemnify the Company for damages pursuant to applicable laws and the Purchase Agreement. If the conditions precedent to the Closing are not satisfied due to the fault of the Company, the Company must pay to the Sellers a penalty equal to 2% of the purchase price, $640,000 U.S. dollars, which will be deducted from the initial payment made by the Company, and the Sellers must refund the remaining payments of the Purchase Price previously made by the Company. Following the Closing, the Sellers agreed to indemnify the Company for breaches of the Sellers’ representations and warranties contained in the Purchase Agreement.
     Pursuant to the Purchase Agreement, the Sellers, the Company, Hong Kong Health Care and Sunstone entered into a Shareholders’ Agreement, or the Shareholders Agreement. The Shareholders Agreement establishes the composition and responsibilities of the board of directors of Sunstone and Hong Kong Health Care, including permitting the Company to appoint two of the five members of each board of directors, and sets forth the responsibilities and appointment of the management of Sunstone. The Shareholders Agreement also provides a preemptive right to the non-transferring shareholders of Hong Kong Health Care (pro rata in proportion to their share ownership) to purchase any shares of Hong Kong Health Care being transferred by the Sellers and the Company, pro rata in proportion to the non-transferring persons.
Our Opportunity
     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services. We believe that our acquisition of Wanwei was an important step in the implementation of this solution.
     We believe that our acquisition of Wanwei has enabled us to differentiate ourselves from many of our competitors in China’s highly fragmented pharmaceutical distribution market by combining the marketing services that we offer with the distribution of pharmaceutical products to hospitals and other authorized healthcare providers. Our opportunity to establish a strong presence in China’s pharmaceutical distribution market is largely due to the highly fragmented nature of this market. China’s pharmaceutical distribution market is in an early developmental stage. In addition, the Chinese government passed legislation that required pharmaceutical wholesale and retail enterprises to obtain Good Supply Practices, or GSP, certification. We believe that the pharmaceutical distribution permit and GSP certificate that we acquired from the acquisition of Wanwei provides us with a strategic advantage over many of our competitors in China’s pharmaceutical distribution market.
Our Strategy and Solution
     Our strategy is to become a complete solutions provider for foreign and domestic pharmaceutical manufacturers in China. The key elements of our strategy and solution include the following:
•	combine our market development sources with market fulfillment services;

•	use our marketing arm to create demand for products that we offer exclusively through our distribution arm on a national basis in China;

•	grow both internally and through strategic acquisitions of product marketing and distribution rights and of other distributors; and

•	provide an experienced management team and transparent financial reporting through the reports that we are required to file as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Our Product Portfolio
     We provide clinical and/or market development services with respect to the following products:
•	Propess. Propess vaginal insert, or Propess, is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. The manufacturer of Propess is Cytokine PharmaSciences, Inc., or Cytokine. We entered into an agreement with Cytokine in August 2005 to market and distribute Propess in China. We began marketing Propess and recorded revenues with respect to this product during the first six months of 2006.

•	Anpo. Anpo, or ritodrine hydrochloride, is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. In July 2006, we entered into an agreement with Taiwan Biotech Co. Ltd. to serve as the exclusive distributor of Anpo in mainland China. We began marketing Anpo and recorded revenues with respect to this product during the last six months of 2006.

•	Misopess. Misopess vaginal insert, or Misopess, is a vaginal insert under investigation in several countries for cervical ripening and induction of labor. The manufacturer of Misopess is Cytokine. We entered into an agreement with Cytokine in November 2006 to conduct late-stage clinical development, registration, sales, marketing and distribution in China. Under terms of the agreement, we will initiate a Chinese registration trial of Misopess, with the expectation that, once Mispoess receives US FDA approval, data from this single trial will permit a regulatory application with the SFDA in late 2008 or 2009.

•	Fentora. Fentora, or fentanyl buccal tablet, received US FDA approval in September 2006 for the management of breakthrough pain in patients with cancer. The manufacturer of Fentora is Cephalon, Inc, or Cephalon. We entered into a service agreement with Cephalon in December 2006 under which we will complete the clinical development and registration process for Fentora in China.

•	Clindesse. Clindesse™, or clindamycin phosphate vaginal cream, is indicated for the treatment of bacterial vaginosis in non-pregnant women. The manufacturer of Clindesse is KV Pharmaceutical Company (KV). Under the terms of the agreement we entered into with KV in July 2007, we will complete late stage clinical development and registration of Clindesse(TM) with the SFDA prior to assuming responsibilities for sales, marketing and distribution in China.

•	Ondansetron. Ondansetron Flashtab ®, is a generic form of Zofran®, a 5-HT(3) antagonist used to reduce nausea and vomiting induced by cytotoxic chemotherapy and radiotherapy and to prevent post-operative nausea and vomiting. The manufacturer of Orndestron is Shanghai Ethypharm (Ethypharm). Under the terms of the agreement we entered into with Ethypharm in July 2007, Ethypharm will pursue registration of Orndansetron and we will then be responsible for sales, marketing, distribution and supply in China.

•	Galake. Galake is currently approved for marketing in China and is indicated for the relief of pain associated with conditions including trauma, surgery, cancer, lower back pain, arthritis and headache. The manufacturer of Galake is Lotus Healthcare, Inc. (Lotus). Under the terms of the agreement we entered into with Lotus, we will promote and sell Galake in China.
There are numerous risks to our business plan and obstacles that we will face in implementing it. We have highlighted these risks under “Risk Factors” as described in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K filed as of March 26, 2007. In particular, we have a history of operating losses and anticipate that we will continue to incur significant operating losses. As of June 30, 2007, our accumulated deficit since our inception was approximately $19.2 million. We may be unable to effectively implement our business strategy of becoming a provider of both market development and market fulfillment services. Even if we are successful in becoming a provider of these services, we may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.

Critical Accounting Policies
Uncertainty in Income Taxes
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes , on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies . As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes , the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize an adjustment to both beginning retained earnings and the tax liability for the unrecognized tax benefits because the Company has a full valuation allowance against the related deferred tax assets.
     The amount of unrecognized tax benefits as of January 1, 2007, was $215,000. The amount includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     At June 30, 2007, the balance of unrecognized tax benefits had increased to approximately $265,000. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefit for positions related to the current period. The June 30, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is subject to U.S. Federal income taxes, and income taxes in various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation in accordance with FIN 48 was performed for tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions. The Company is not currently under examination by U.S. Federal and state tax authorities. The Company is currently under a routine tax inspection by China’s Tax Authority. No material adjustments are expected as a result of this inspection.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of June 30, 2007.
Revenue Recognition
     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Under the terms of these agreements payments are due from customers within 30 to 60 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Revenue:
     Net revenue was approximately $7,180,000 for the three months ended June 30, 2007 as compared to approximately $5,399,000 for the three months ended June 30, 2006. Distribution revenue for the three months ended June 30, 2007, excluding Propess and Anpo, was $6,509,000 as compared to $5,282,000 for the three months ended June 30, 2006. The Company provides sales and marketing and distribution services for Propess and Anpo which revenue totaled $651,000 for the three months ended June 30, 2007 as compared $103,000 for the three months ended June 30, 2006. This increase was the result of continued sales and marketing efforts promoting Propess and our initiating sales of Anpo during the third quarter of 2006. As of June 30, 2007 there were 348 hospitals selling Propess versus 173 as of June 30, 2006. The remaining revenue represents registration fees and commission sales generated by sales and marketing for products not distributed by Wanwei.
Cost of Sales:
     Cost of sales was approximately $6,631,000 for the three months ended June 30, 2007 as compared with $5,222,000 for the three months ended June 30, 2006. This increase is primarily attributable to Wanwei’s revenue growth during the three months ended June 30, 2007 and the increase in Propess and Anpo sales during the same period. The cost of sales component consists of inventory cost of sales for distribution services and sales and marketing efforts to promote Propess and Anpo. The combined gross margin for distribution and sales and marketing was 7.6% for the three months ended June 30, 2007 as compared to 3.3% for the three months ended June 30, 2006. The increase for the period ended June 30, 2007 as compared to June 30, 2006 was primarily due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service and reduction in promotion costs on a per unit basis.
Sales and Marketing Expenses:
     Sales and marketing expenses were approximately $306,000 for the three months ended June 30, 2007 as compared with $281,000, for the three months ended June 30, 2006. The increase resulted from increased staffing to support increased revenues.
General and Administrative Expenses:
     General and administrative expenses were approximately $1,896,000 for the three months ended June 30, 2007 as compared to $1,539,000 for the three months ended June 30, 2006. Salaries and related benefits and taxes increased $202,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 which reflects an expansion of our administrative and corporate staff in China and salary and benefit increases in 2007. SFAS 123R stock-based compensation for the three months ended June 30, 2007 was $356,000 as compared to $197,000 for the three months ended June 30, 2006. During the three months ended June 30, 2007 printing and listing fees increased $39,000 as we incurred a filing fee for our S-3 Registration Statement and the cost to produce and distribute our Annual Reports increased as our shareholder based significantly expanded. Corporate communications increased by $38,000 for the three months ended June 30, 2007 as we had a significant increase in announcements during 2007.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. In December 2006, we completed a private placement of our shares of common stock to investors of $14,088,000, net of issuance costs. In October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of approximately $119,000 during the three months ended June 30, 2007 and $42,000 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Revenue
     Net revenue was approximately $12,865,000 for the six months ended June 30, 2007, an increase of $2,743,000 as compared with approximately $10,122,000 for the six months ended June 30, 2006. Distribution revenues generated $11,788,000 during the six months ended June 30, 2007 versus $9,959,000 for the six months ended June 30, 2006. The Company provides sales and marketing and distribution services for Propess and Anpo which revenue totaled $1,057,000 for the six months ended June 30, 2007 as compared $172,000 for the three months ended June 30, 2006. This increase was the result of continued sales and marketing efforts promoting Propess and our initiating sales of Anpo during the third quarter of 2006. As of June 30, 2007 there were 348 hospitals selling Propess versus 173 as of June 30, 2006. The remaining revenue represents registration fees and commission sales generated by sales and marketing for products not distributed by Wanwei.
Cost of Sales:
     Cost of sales was $11,856,000 for the six months ended June 30, 2007, an increase of $2,082,000, as compared with $9,774,000 for the six months ended June 30, 2006. This increase is primarily attributable to Wanwei’s revenue growth during the six months ended June 30, 2007 and the increase in Propess and Anpo sales during the same period. The cost of sales component consists of inventory cost of sales for distribution services and sales and marketing efforts to promote Propess and Anpo. The combined gross margin for distribution and sales and marketing was 7.8% for the six months ended June 30, 2007 as compared to 3.4% for the six months ended June 30, 2006. The increase for the period ended June 30, 2007 as compared to June 30, 2006 was primarily due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service and reduction in promotion costs on a per unit basis.
Sales and Marketing Expenses:
     Sales and marketing expenses were $727,000 for the six months ended June 30, 2007, an increase of $137,000, as compared with $590,000 for the six months ended June 30, 2006. The increase was the increased staff to support revenue growth and additional development of licensed products.
General and Administrative Expenses:
     General and administrative expenses were $3,755,000 for the six months ended June 30, 2007 an increase of $816,000, as compared to $2,939,000 for the six months ended June 30, 2006. Our general and administrative compensation expenses increased by $412,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, which was primarily the result of hiring of senior management during 2007 and 2006, salary increases and an expansion of our administrative and corporate staff in China. SFAS 123R stock-based compensation for the six months ended June 30, 2007 was $672,000 as compared to $567,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007 our printing and license fee expense increased $70,000, as compared to the six months ended June 30, 2006, as we incurred NASDAQ fees which were new in 2007 as we were initially listed on NASDAQ in August 2006. In addition, our cost to produce and distribute our Annual Reports increased as our shareholder base significantly expanded. Corporate communications related to investor relations was initiated in 2006 and expanded in 2007 with an increase of $61,000 for the six months ended June 30, 2007 as compared to six months ended June 30, 2006. Office rent and related expenses increased by $41,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as we expanded our facilities in Beijing.
Interest Income and Expense:
     Our interest income primarily consists of income earned on our cash and cash equivalents. In December 2006, we completed a private placement of our shares of common stock to investors of $14,088,000, net of issuance costs. In October 2005, we completed a private placement of our shares of common stock to investors of $5,941,000, net of issuance costs. We received interest income, of approximately $270,000 during the six months ended June 30, 2007 and $92,000 for the three months ended June 30, 2006.

Liquidity and Capital Resources
     As of June 30, 2007, we had unrestricted cash and cash equivalents of approximately $10.4 million, which represented 41.1% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
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
     The use of our cash flows has primarily consisted of salaries and wages for our employees, professional fees, fees related to sales and promotion of ur current products and the acquisition of Wanwei.
     We currently plan to use the remaining proceeds primarily to fund:
•	Our operating expenses and general working capital;

•	The marketing of our current and future products;

•	Our pursuit of internal growth and strategic acquisition of Shanghai Rongheng Pharmaceutical Company Limited (Rongheng); and

•	The expenses necessary to maintain our status as an Exchange Act reporting company.
     We anticipate that our June 30, 2007 balance of approximately $10.4 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in this report in Part II, Item 1A. “Risk Factors,” in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K filed March 26, 2007 and elsewhere in this report as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $4,020,000 for the six months ended June 30, 2007. This amount principally reflected our net loss of $3,246,000, partially offset by $872,000 in non-cash charges including stock-based compensation expense of $672,000, intangible amortization of $128,000, depreciation of $52,000 and loss on disposal of assets of $20,000. In addition, we generated $489,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the six months ended June 30, 2007. The most significant changes were the decrease in value added tax receivable of $240,000, other receivables of 62,522 and inventory of $99,000 and increases in deferred revenue of $62,000, accrued professional fees of $47,000 and accrued other of $39,000. Offsetting these changes were increases in accounts receivable of $1,587,000 and prepaid expenses and other current assets of $483,000 and a decrease in accounts payable of $116,000. Cash used in investing activities was $1,072,000 of which $214,000 was paid to the Chinese Taxing Authority for taxes related to the Wanwei acquisition, $199,000 was for the acquisition of equipment and a note receivable with Rongheng. Cash generated from financing activities was $51,000 and reflects $801,000 from the exercise of warrants offset by $357,000 in reduction of notes payable and $391,000 increase in restricted cash.

     Our capital requirements are likely to increase, particularly as we pursue internal growth, fund inventory purchases, support increased levels of accounts receivables prior to receiving collections from our customers and proposed acquisitions. To complete the announced planned joint ventures for GPC, Sunstone, Pico and Rongheng we are considering raising additional funds in the next six months through public or private equity offerings, debt financings or from other sources. There is no assurance that such funding will be available on favorable terms or at all to the Company. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas and our anticipated future growth will be adversely affected.

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
     Future acquisitions or joint ventures, including our potential transactions with Rongheng, Alliance Boots PLC, Sunstone and Biaodian, may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:
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
The commercial success of our products depends upon the degree of market acceptance among the medical community. Failure to attain market acceptance among the medical community would have an adverse impact on our operations and profitability.
     The commercial success of our products depends upon the degree of market acceptance they achieve among the PRC medical community, particularly physicians and hospitals. Physicians might not prescribe or recommend our products to patients, and procurement departments of hospitals might not purchase our products. The acceptance of any of our products among the medical community will depend upon several factors, including:
•	the safety and effectiveness of the product;

•	the effectiveness of our efforts to market our products to hospitals and physicians;

•	the product’s cost effectiveness;

•	the product’s perceived advantages and disadvantages relative to competing products or treatments; and

•	the prevalence and severity of side effects.

     If our products fail to attain market acceptance among the medical community, our operations and profitability would be adversely affected.
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
     If delays continue to occur, or manufacturers and distributors are unable to supply and distribute product to our customers in a timely manner, our operating results and financial condition will suffer. In addition, our contracts with pharmaceutical owners and manufacturers relating to some of the products in our product portfolio have a limited duration and have minimum sales requirements that, if not met, could lead to termination or non-renewal of the contract, or the ability of the manufacturer to render the contract non-exclusive, which could harm our revenues.
We may be unsuccessful in attracting or retaining key sales, marketing and other personnel.
     The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. BMP China’s and Wanwei’s sales personnel carry out critical promotional and sales activities of BMP China and Wanwei. We depend, and will continue to depend in the foreseeable future, on the personal efforts and abilities of David Gao, our president and chief executive officer, Fred M. Powell, our chief financial officer, and other officers and key employees. The loss of either of these officers or our other key management persons could harm our business and prospects for growth. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.
If we are unable to satisfy the regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our stock price could decline.
     The existence of any significant deficiencies in our internal control over financial reporting could, and the existence of material weaknesses in our internal control over financial reporting would, preclude management from concluding that our internal control over financial reporting in the relevant time period is effective. In connection with the audit of our financial statements for the year ended December 31, 2006, our independent registered public accounting firm noted significant deficiencies in our internal control over financial reporting principally related to our need to improve our accounting information technology systems and our oversight over our PRC reporting functions. We are in the process of remediating these deficiencies; however, these efforts may not be sufficient to avoid future findings of significant deficiencies or material weaknesses in our internal control over financial reporting. If management or our independent auditors ultimately determine that our internal control over financial reporting is not effective in future periods, our stock price could decline and we could be subject to investigations or sanctions by regulatory authorities, which could have a negative impact on our business.
We may not achieve our projected development goals in the time frames we announce and expect.
     We set goals for timing of the accomplishment of objectives material to our success, such as the receipt of regulatory approval for our acquisitions, commencement and completion of clinical trials, anticipated regulatory submission and approval dates and timing of product launches. The actual timing of these events can vary dramatically due to factors beyond our control, such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, the price of our shares could decline.

We may be unable to acquire, or may be delayed in acquiring, Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng.
     On March 15, 2007, we entered into a definitive agreement for the acquisition of Rongheng with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd. to purchase a 63% equity interest in Rongheng. In May 2007, we submitted the transaction to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval, and is expected to close during the third quarter of 2007. The completion of the proposed acquisition of Rongheng is subject to closing conditions that are outside of our control, such as review and approval by the relevant examination and approval authorities in China. As a result, we can provide no assurance that our proposed acquisition of Rongheng will be completed in the expected time frame or at all. In addition, our proposed acquisition of Rongheng involves industries in which foreign investment has been limited, and clear guidance on foreign investment in the pharmaceutical distribution business in China does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, Rongheng also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
We may be unable to complete the joint venture transaction contemplated by (i) the Shareholders’ Agreement among the Company, Alliance BMP Limited and Alliance Boots PLC, or the Shareholders’ Agreement, (ii) the Joint Venture Contract, or the GPC JV Contract, with Alliance BMP Limited and Guangzhou Pharmaceuticals Corporation and (iii) the related agreements.
     In January 2007, we entered into the Shareholders’ Agreement with Alliance Boots PLC to form Alliance BMP Limited, of which we will own 20% interest and Alliance Boots PLC will own an 80% interest and Alliance BMP Limited executed the GPC JV Contract and related agreements with Guangzhou Pharmaceuticals Limited Company, or GP Limited, to form the reorganized GPC joint venture. Under these agreements, if the transaction is completed, Alliance BMP Limited and GP Limited will each own 50% interest in the reorganized Guangzhou Pharmaceuticals Corporation, or GPC. The consummation of the joint venture transaction contemplated by these agreements is conditioned upon, among other things, satisfaction of all closing conditions, including the lack of adverse regulatory actions that will materially prohibit, restrict, or delay the completion of the joint venture transaction. There can be no assurance that we will obtain approvals from the Chinese authorities, that there will be no materially adverse regulatory actions or that we will be able to complete the joint venture transaction as contemplated by the agreements. Our inability to complete the joint venture transaction may impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
We may not be able to complete the joint venture transaction contemplated by our non-binding letter of intent with Biaodian Medical Information Co., Ltd., or Biaodian.
     In March 2007, we entered into a non-binding letter of intent with respect to a proposed joint venture transaction with Biaodian. Pursuant to the proposed joint venture, we will purchase a 49% interest in Biaodian. This transaction is subject to execution of definitive agreements and, even if we and Biaodian do enter into definitive transaction documents, the consummation of the joint venture transaction may depend on various factors, such as obtaining approvals from the Chinese government and our raising sufficient funds to pay for the equity purchase price. There is no assurance that the proposed joint venture transaction with Biaodian will be completed as contemplated by the letter of intent.
We may be unable to acquire, or may be delayed in acquiring, a minority interest in Sunstone.
     On July 14, 2007, we entered into a definitive agreement for the acquisition of 49% of the issued share capital of Hong Kong Fly International Health Care Limited, a Hong Kong corporation that holds a 100% equity interest in Sunstone Pharmaceutical Co., Ltd. Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. Because Sunstone is privately owned, the transaction does not require the approval of the Chinese central government and is expected to close in the third quarter of 2007. The closing of the transactions contemplated by the agreement are subject to various conditions, including satisfactory completion of due diligence by Beijing Med-Pharm and the issuance by Sunstone China Ltd. of audited financial statements. As a result, we can provide no assurance that our proposed acquisition of

Sunstone will be completed in the expected time frame or at all. In addition, our proposed acquisition of Sunstone involves industries to which foreign investment has had limited access, and clear guidance on foreign investment in the pharmaceutical distribution business does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, Sunstone also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
If we are successful in acquiring a minority interest in Sunstone, we may be exposed to liability from Sunstone’s historical operations.
     To date, Sunstone has been operated as a closely held corporation. In advance of entering into a definitive agreement for the acquisition of a minority interest in Sunstone, we conducted extensive due diligence into Sunstone’s historical operations. We have identified several historical practices which we require confirmation have been discontinued or need to be changed prior to completion of the transaction. Our due diligence uncovered issues regarding internal controls, tax irregularities and unauthorized payments to physicians. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Sunstone may be subject to litigation or regulatory review for its pre-acquisition activities. In addition, the action of Sunstone employees after we make our investment in Sunstone could expose us to liability under the U.S. Foreign Corrupt Practices Act, or FCPA, lead to a government investigation or otherwise expose us to liability as an affiliate of Sunstone, including successor FCPA liability. To the extent Sunstone may be subject to civil or criminal penalties as a result of its historical practices or activities prior to closing, Sunstone and our investment in it will be negatively impacted which may impact our financial performance. These penalties may be material to Sunstone and us. Pursuant to the Sunstone purchase agreement, we may seek indemnification for any losses relating to pre-acquisition liabilities of Sunstone from the Sunstone selling shareholders, namely, Han Zhiqiang and Tong Zhijun; however, for a number of reasons, we may not be able to enforce these indemnification rights, including an inability to proceed against assets of the sellers, the existence of liabilities in excess of the sellers’ ability to provide indemnity payments or technical and legal problems of enforcing indemnity agreements in China. Moreover, even the sellers’ indemnification may not be meaningful in the event of criminal sanctions against Sunstone or its employees and would adversely affect Sunstone’s ability to conduct its business and operations in the future.
We will not be able to acquire Sunstone without reasonable assurance that Sunstone has undertaken particular remedial measures to prevent recurrences of certain of its historical business practices.
     In the course of our due diligence activites in connection with the Sunstone acquisition, we learned that certain Sunstone employees made unauthorized payments to hospitals and physicians in order to promote Sunstone’s products. Prior to the completion of our acquisition of the 49% interest in Sunstone, we intend to require Sunstone to supplement existing remedial measures with the necessary elements of a compliance program, or to discontinue its hospital sales program, or both, in order to provide us with reasonable assurance that no such practices will occur at Sunstone after we acquire our 49% interest. If Sunstone fails to implement these measures prior to the closing and these practices continue thereafter, in addition to any liabilities Sunstone may face under Chinese law, to the extent that Sunstone employees make any illicit payments to government-owned hospitals or government-employed physicians, we may be exposed to liabilities under the FCPA. Any determination that we violated the FCPA could subject us to civil and criminal penalties, including fines and debarment from certain United States government programs and licenses, any or all of which could have have a material adverse effect on our business, financial condition and results of operations.
Because we are purchasing a minority interest in Sunstone, we will not have control over Sunstone’s operations or financial reporting function.
     We have agreed to acquire a minority stake in Sunstone. Pursuant to the Sunstone purchase agreement, at the closing of the transaction, we will be entitled to nominate two of the five members of Sunstone’s board of directors. We will not be able to exercise control over the day to day operations of Sunstone. Sunstone may not be operated in a manner in which we always agree.

     Sunstone has not yet generated US GAAP financial statements or been subject to an audit. In addition, Sunstone has not yet been subject to disclosure controls or internal controls. If we are successful in acquiring the 49% minority interest in Sunstone, Sunstone will be required to develop effective financial reporting and compliance functions. If Sunstone is unable to prepare US GAAP compliant financial statements in a timely manner, we may not be able to comply with our SEC reporting obligations, which will adversely affect our operations and financial condition.
Because we do not or will not initially have majority control of a number of our subsidiaries and joint ventures, we are dependent on the majority owners of these subsidiaries and joint ventures to operate these enterprises in a manner consistent with our plans and requirements.
     Although our agreements with the other owners of these subsidiaries and joint ventures give us certain rights to influence their management and operations, ultimately these enterprises may not be operated in a manner with which we agree or consistent with our own business plans and goals. The other owners might not take sufficient action to prevent the occurrences of illicit activities by their employees and agents, and they may not maintain financial controls and reporting functions and compliance functions sufficient to meet our requirements as a publicly-traded company in the United States. Any of these activities, or failures to take action, by the majority owners of these enterprises that is inconsistent with our plans or requirements could have a material adverse effect on our operations and financial condition. Moreover, under certain circumstances we could be forced to dispose of our minority interests in these subsidiaries and joint ventures, and there can be no assurance that we would be able to dispose of these interests on terms favorable to us or at all.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
     We are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company or the companies in which we invest may engage that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company or the companies in which we invest may engage may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold BMP liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
Anti-corruption measures taken by the PRC government to correct improper sales practices in the pharmaceutical industry could adversely affect our revenue and reputation.
     The PRC government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. While we maintain strict anti-corruption policies, these policies may not be effective. We are aware of past violations of these anti-corruption measures by employees of companies we have acquired or are in the process of acquiring. If the PRC government takes enforcement action against us as a result of improper sales practices, our inventory may be seized and our practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.
     In addition, PRC government-sponsored anti-corruption campaigns from time to time could have a chilling effect on our efforts to reach new hospital customers. Our sales representatives primarily rely on hospital visits to better educate physicians on our products and promote our brand awareness. Recently, there have been occasions on which our sales representatives were denied access to hospitals in order to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products will be adversely affected.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of the Stockholders of the Company was held on April 26, 2007.
(b) All director nominees were elected
(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Directors
David (Xiaoying) Gao	22,811,944	*	—	*	*
Martyn D. Greenacre	22,811,914	*	—	*	*
Michel Y. de Beaumont	21,782,397	*	1,029,547	*	*
Jack M. Ferraro	22,811,696	*	250	*	*
Frank J. Hollendoner	22,809,944	*	2,000	*	*
John W. Stakes III, M.D.	22,811,944	*	—	*	*
Albert Yeung	22,811,944	*	—	*	*

Approval of the Company’s 2007 Omnibus Equity Compensation Plan	16,158,608	44,571		5,800

*	Not Applicable
ITEM 5. Other Information
None.

ITEM 6. Exhibits
2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2007).

10.1	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2007).

31.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation
Date: August 14, 2007	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)