Form 10-Q
period 2007-09-30
BEIJING MED PHARM CORP
filed 2007-11-14
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of common stock of Beijing Med-Pharm Corporation outstanding as of November 10, 2007 was 30,536,508.

BEIJING MED-PHARM CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$34,417,280	$15,330,606
Restricted Cash	516,144	108,000
Accounts Receivable, net of allowance for doubtful accounts of $0	10,138,905	7,237,167
Inventory, net of allowance for obsolescence of $0	2,403,913	1,969,547
Note Receivable from Rongheng	659,000	—
Other Receivables	418,485	350,151
Deposit on Acquisition	4,800,100	—
VAT Receivable	565,815	597,119
Prepaid Expenses and Other Current Assets	1,361,588	597,439

Total Current Assets	55,281,230	26,190,029
Restricted Cash	157,000	157,000
Property and Equipment, net	418,572	312,594
Investments, at Cost	132,971	128,205
Intangible Assets, net of accumulated amortization	536,972	728,722

Total Assets	$56,526,745	$27,516,550

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$117,378	$117,378
Related Party Notes Payable	26,696	548,422
Accounts Payable	7,534,109	6,063,956
Accounts Payable Wanhui Group	—	214,227
Deferred Revenue	162,441	18,159
Accrued Payroll	536,558	533,290
Accrued Professional Fees	308,360	140,349
Accrued Taxes and related expenses	86,605	85,603
Accrued Social Welfare and related expenses	211,803	204,134
Accrued Contract Allowance	463,524	462,581
Accrued Other	785,767	442,172

Total Current Liabilities	10,233,241	8,830,271

Notes Payable, long term	29,469	126,495

Total Liabilities	$10,262,710	$8,956,766

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 30,397,522 and 26,522,868 Shares Issued and Outstanding as of September 30, 2007 and December 31, 2006, respectively	$30,398	$26,523
Additional Paid in Capital	57,113,362	28,039,112
Common Stock Warrants	9,866,707	6,371,332
Accumulated Deficit	(21,009,044)	(15,964,418)
Accumulated Other Comprehensive Income	262,612	87,235

Total Stockholders’ Equity	46,264,035	18,559,784

Total Liabilities and Stockholders’ Equity	$56,526,745	$27,516,550

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues	$8,979,197	$6,898,886	$21,844,512	$17,020,467
Cost of Sales	8,474,137	6,683,601	20,329,696	16,457,460

Gross Margin	505,060	215,285	1,514,816	563,007

Sales and Marketing Expenses	407,405	295,593	1,134,341	885,198
General & Administration Expenses	2,072,857	1,116,760	5,827,608	4,055,413
Loss on Disposal of Asset	19,586	407,348	19,586	407,348

Total Operating Expenses	2,499,848	1,819,701	6,981,535	5,347,959

Loss From Operations	(1,994,788)	(1,604,416)	(5,466,719)	(4,784,952)

Other Income (Expense):
Interest Income	171,877	31,763	441,453	123,985
Interest Expense	(46,564)	(27,519)	(90,188)	(51,108)
Other Income	70,829	45,706	70,829	42,291

Total Other Income	196,142	49,950	422,094	115,168

Loss Before Provision For Income Taxes	(1,798,646)	(1,554,466)	(5,044,625)	(4,669,784)
Provision For Income Taxes	—	—	—	33,863

Net Loss	$(1,798,646)	$(1,554,466)	$(5,044,625)	$(4,703,647)

Basic and Diluted Loss Per Share	$(0.06)	$(0.07)	$(0.19)	$(0.21)

Basic and Diluted Weighted-average Shares Outstanding	28,394,329	23,154,067	27,247,195	22,612,327
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

						Accumulated
						Other
						Comprehensive
	Common Stock					Income
		$.001	Additional	Common		Foreign	Total
	Number	Par	Paid-in	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2006	26,522,868	$26,523	$28,039,112	$6,371,332	$(15,964,418)	$87,235	$18,559,784
Stock-Based Compensation			316,028				316,028
Warrant Exercise	118,323	118	1,013,526	(479,833)			533,811
Net Loss					(1,687,571)		(1,687,571)
Other Comprehensive Loss
Foreign Currency Translation						39,597	39,597

Total Comprehensive Loss							(1,647,974)

Balance as of March 31, 2007	26,641,191	$26,641	$29,368,666	$5,891,499	$(17,651,989)	$126,832	$17,761,649

Stock-Based Compensation			356,396				356,396
Warrant and Option Exercises	213,752	214	663,893	(397,000)			267,107
Net Loss					(1,558,408)		(1,558,408)
Other Comprehensive Loss
Foreign Currency Translation						71,746	71,746

Other Comprehensive Loss							(1,486,662)

Balance as of June 30, 2007	26,854,943	$26,855	$30,388,955	$5,494,499	$(19,210,397)	$198,578	$16,898,490

Common Stock Issuance	3,531,454	3,532	32,602,358				32,605,890
Cost in Connection with Common Stock Issuance			(2,003,215)				(2,003,215)
Stock-Based Compensation			460,396				460,396
Common Stock Warrants Issuance			(4,378,898)	4,378,898
Warrant and Option Exercises	11,125	11	43,766	(6,690)			37,087
Net Loss					(1,798,647)		(1,798,647)
Other Comprehensive Loss
Foreign Currency Translation						64,034	64,034

Other Comprehensive Loss							(1,734,613)

Balance as of September 30, 2007	30,397,522	$30,398	$57,113,362	$9,866,707	$(21,009,044)	$262,612	$46,264,035

See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(5,044,625)	$(4,703,647)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and amortization of Property and Equipment	84,600	65,851
Amortization of Intangible Assets	191,750	196,794
Stock-Based Compensation	1,132,820	660,110
Loss on Disposal of Asset	19,586	407,348
Increase in Accounts Receivable	(2,901,738)	(1,914,995)
Increase in Inventory	(434,365)	(195,100)
Increase in Other Receivables	(68,334)	(4,972)
Decrease (Increase) in Value Added Tax Receivable	31,304	(124,611)
Increase in Prepaid Expenses and Other Current Assets	(764,150)	(8,986)
Increase in Accounts Payable	1,470,153	649,232
Increase in Deferred Revenue	144,282	378
Increase (Decrease) in Accrued Payroll	3,268	(24,284)
Increase (Decrease) in Accrued Professional Fees	168,011	(164,650)
Increase in Accrued Taxes and related expenses	1,002	—
Increase in Accrued Social Welfare and related expenses	7,668	—
Increase in Contract Allowances	943	9,621
Increase in Accrued Other	343,596	129,096

Net Cash Used in Operating Activities	(5,614,229)	(5,022,815)

Cash Flows from Investing Activities:
Acquisition payment due to Wanhui Group	(214,227)	(412,089)
Acquisition of Property and Equipment	(210,165)	(209,414)
Cash Paid for Acquisition	(4,800,100)
Note Receivable from Rongheng	(659,000)	—

Net Cash Used In Investing Activities	(5,883,492)	(621,503)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Common Stock Warrants and Options	838,005	2,594,228
Net Proceeds from Common Stock Issuance	30,602,675	—
Payments on Note Payable	(618,752)	(83,419)
Increase in restricted cash	(408,144)	—

Net Cash Provided by Financing Activities	30,413,784	2,510,809
Effect of exchange rate changes on cash	170,611	22,094

Net Increase (Decrease) in Cash and Equivalents	19,086,674	(3,111,415)
Cash and Cash Equivalents, Beginning	15,330,606	6,905,911

Cash and Cash Equivalents, Ending	$34,417,280	$3,794,496

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$0	$50,290
Interest	57,963	51,793
See notes to condensed consolidated financial statements.

BEIJING MED-PHARM CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 of Beijing Med-Pharm Corporation and subsidiaries (collectively, “the Company” ) include the accounts of Beijing Med-Pharm Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing MedPharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2006 and 2005, and for each of the three years for the period ended December 31, 2006, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of September 30, 2007 and 2006, as the Company has incurred a net loss during the three month period then ended, and their inclusion would have been anti-dilutive.
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
     The amount of unrecognized tax benefits as of January 1, 2007 was $215,000. The amount includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There has been no material changes in unrecognized tax benefits during the nine months ended September 30, 2007.
     At September 30, 2007, the balance of unrecognized tax benefits was $265,000, which has increased $0 and $50,000 for the three and nine months ended September 30, 2007. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefits for positions related to the current period. The September 30, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation in accordance with FIN 48 was performed for tax years ended December 31, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions. The Company is not currently under examination by U.S. Federal and state tax authorities. The routine tax inspection by China’s Tax Authority is closed in September, 2007. No material adjustments are made as a result of this inspection.
     The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of September 30, 2007.
     New Accounting Pronouncement: In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at faire value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt this statement effective January 1, 2008 and the Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial statements.
     In September 2006, the FASB issued SFAS No.157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No.157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No.157 will have on our financial statements.
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
2. Acquisitions:
     On June 29, 2006, the Company paid Wanhui Group RMB 3,290,300, or $412,100 for the estimated tax obligation related to the Wanwei acquisition. On January 10, 2007, the Company paid $214,227 to the Chinese Tax Authority as the final payment related to the acquisition of Wanwei.
     The Company entered into a Sale and Purchase Agreement on July 14, 2007 and a Supplementary Agreement on September 28, 2007, with Han Zhiqiang and Tong Zhijun, to acquire a minority interest in Sunstone Pharmaceutical Co., Ltd. (“Sunstone”). Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. On October 31, 2007, the Company completed the acquisition of 49% of the issued share capital of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation that holds a 100% equity interest in Sunstone, for an aggregate purchase price of $32 million. Following the closing, the Sellers agreed to indemnify the Company for breaches of the Sellers’ representations and warranties contained in the Purchase Agreement.

     Payment of the purchase price was made in three parts, with the first payment of $4.8 million was made on July 16, 2007, the second payment of $13.6 million was made on October 2, 2007 and the final payment of $13.6 million was made on October 31, 2007.
     On September 28, 2007, the Company entered into a Sale and Purchase agreement for the acquisition of the remaining 51% of the issued share capital of Hong Kong Health Care for a purchase price of 8 million shares of the Company’s unregistered common stock. The transaction to acquire 51% of the issued share capital of Hong Kong Health Care is expected to close in the first quarter of 2008.
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
     The following tables present reportable segment information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Pharmaceutical Distribution	$8,978,169	6,869,119	$21,822,879	16,933,989
Sales and Marketing	1,028	29,767	21,633	86,478
Sales and Marketing intersegment	43,880	30,041	284,650	393,974
Eliminations	(43,880)	(30,041)	(284,650)	(393,974)

Total Revenue	$8,979,197	6,898,886	$21,844,512	17,020,467

Pharmaceutical Distribution	$44,286	(28,739)	$(106,358)	(252,846)
Sales and Marketing	(818,456)	(553,421)	(1,918,341)	(1,398,397)
Corporate	(1,081,496)	(1,059,454)	(3,727,470)	(3,098,746)
Eliminations	(139,122)	37,198	285,450	(34,963)

Total Operating Loss	$(1,994,788)	(1,604,416)	$(5,466,719)	(4,784,952)

4. Shareholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average basic shares	28,394,329	23,154,067	27,247,195	22,612,327
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and nine months ended September 30, 2007 and 2006 because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Number of shares	2,185,997	1,240,764	2,052,482	1,543,259
Range of exercise price	$1.15 – $10.90	$1.15-$4.20	$1.15 – $10.90	$1.15-$4.20
5. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through September 30, 2007 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	5.23%	4.77-5.11%	5.15%-5.23%	4.32-5.19%
Expected Volatility	80%	109.70%	78.8-80%	93.6-109.7%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%
     The expected volatility in our stock for the three and nine months ended September 30, 2007 has decreased from the three and nine months ended September 30, 2006 as the Company has refined its estimation of volatility based upon daily volatility as compared to 2006 when volatility was based on a trade by trade basis. The weighted average estimated fair value of the options granted for each of the three months ending September 30, 2007 and 2006 was $6.67 and $3.57, and for the nine months ended September 30, 2007 and 2006 was $6.36 and $2.91.
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
     A summary of the options issued by the Company for the 9 months ended September 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2007	2,103,000	$2.08		—
Granted	40,000	7.95		—

Outstanding on March 31, 2007	2,143,000	$2.18	7.78	$4,682,150
Granted	460,000	9.23		—
Exercised	(35,728)	1.75		—

Outstanding on June 30, 2007	2,567,272	$3.45	7.94	$8,865,022

Granted	317,000	9.87		—
Exercised	(8,125)	4.14		—

Outstanding on September 30, 2007	2,876,147	$4.16	7.94	$11,960,025

Exercisable on September 30, 2007	1,376,436	$1.69	6.92	$2,322,551
     There were 43,853 and 20,000 options exercised in the nine month periods ended September 30, 2007 and September 30, 2006. Total intrinsic value of the options exercised for the three and nine months ended September 30, 2007 were $46,719, and $339,911, and for the three months and nine months ended September 30, 2006 were $0 and $75,000, respectively. The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $325,238 and $267,085.
     A summary of the status of the Company’s non-vested shares as of September 30, 2007 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2007	1,147,175	$1.89
Granted	817,000	6.36
Vested	(464,464)	2.16

Non-vested at September 30, 2007	1,499,711	$4.52

     The unrecognized share-based compensation cost related to stock option expense at September 30, 2007 is $5,345,205 and will be recognized over a weighted average of 3.28 years.

6. Note Receivable:
     On June 25, 2007, Wanwei entered into a $659,000 or 5.0 million RMB loan with an annualized rate of 5.67% with Shanghai Rongheng Pharmaceutical Company Limited , or Rongheng. The note is for six months with a maturity date of December 25, 2007. Interest is to be paid at each quarter end with the principal due at maturity. The proceeds of the loan are to be used by Rongheng as working capital.
7. Common Stock:
     In August 2007 pursuant to a registered direct public offering, the Company issued 3,470,557 units, consisting of (i) one share of the Company’s common stock and (ii) warrants to purchase two-tenths of a share of the Company’s common stock at an exercise price of $9.37 per share, for a purchase price of $9.395 per unit. The warrants have a term of five years and are immediately exercisable. The issuance resulted in the issuance of an aggregate of 3,470,557 shares of the Company’s common stock and warrants to purchase 694,111 shares of the Company’s common stock. Gross proceeds from the private placement amounted to approximately $32,602,000, less associated costs of approximately $2,003,000. In August 2007, the Company also issued 60,897 shares of the Company’s common stock as compensation for placement agent services provided in connection with this registered direct public offering.
     The fair value of these warrants, totaled $4,378,898 and was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007: risk-free interest rate was 5.23%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 80%, and a weighted average expected life of the warrants of 5 years.
8. Subsequent events:
     On October 31, 2007, the Company completed the acquisition of 49% of the issued share capital of Hong Kong Health Care, a Hong Kong corporation that holds a 100% equity interest in Sunstone, for an aggregate purchase price of $32 million U.S. dollars.
     On November 2, 2007, the Company completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, includes warrants with a five year term to purchase an aggregate of 575,000 shares of the Company’s common stock and warrants with an eighteen month term to purchase an aggregate of 462,580 shares of the Company’s common stock. The net proceeds from the offering were approximately $21.9 million, which the Company will utilize in the previously announced Guangzhou Pharmaceutical Corporation acquisition, as well as for certain interest payments and the acquisition of rights to sell certain drugs in China.

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
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
     Beijing Med-Pharm Corporation, a Delaware corporation, is a pharmaceutical marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia, Pennsylvania and our Chinese operations are based in Beijing, China. Our services, which we offer through Beijing Med-Pharm Market Calculating Co, Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, which we acquired on December 6, 2005, and Sunstone Pharmaceutical Co., Ltd., or Sunstone, which we acquired a 49% indirect interest on October 31, 2007, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution. These services include:
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
     Under Chinese law, a proposed sale of state-owned assets, such as the proposed sale of the equity interests of Rongheng, must be posted on a regional property exchange, in this case the Shanghai United Assets and Equity Exchange, or the Shanghai Exchange, whereupon the assets are sold to the highest qualified bidder. On May 11, 2006, we entered into an agreement with Shanghai CAS and Orient International. Under the terms of the agreement, the parties agreed that, if we are the winning bidder following the posting of the proposed sale on the Shanghai Exchange, the parties will enter into definitive transactional documents regarding the proposed acquisition promptly thereafter. On December 14, 2006, the proposed sale of Rongheng was posted on the Shanghai Exchange. On January 16, 2007, we were notified that we were the winning bidder of the proposed sale. On March 15, 2007, the parties executed definitive documents and the transaction was submitted to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval and is expected to close during the 1st quarter of 2008.
GPC Joint Venture
     Alliance BMP Limited is a joint venture between us and Alliance Boots PLC. On January 18, 2007, the Company, Alliance Boots PLC and Alliance BMP Limited entered into a Shareholders’ Agreement that sets forth the terms and purpose of the joint venture. Alliance BMP Limited is a newly-formed United Kingdom-based investment vehicle.
     GPC Acquisition. The primary purpose of Alliance BMP Limited is to acquire a 50% interest in Guangzhou Pharmaceuticals Corporation, or GPC, currently a Chinese limited liability company (but which will be converted to a Sino-foreign equity joint venture limited liability company as part of the transactions described below), and to manage its investment in GPC.
     On January 27, 2007, Alliance BMP Limited entered into (i) the Joint Venture Contract with Guangzhou Pharmaceutical Limited Company, or GP Limited, (ii) the Contract for the Transfer of Capital Contribution of Guangzhou Pharmaceuticals Corporation with several shareholders of GPC, and (iii) the Contract for the Increase of Registered Capital of Guangzhou Pharmaceuticals Corporation with GP Limited. Following the transactions contemplated by these agreements, Alliance BMP Limited will purchase 50% of GPC’s total registered capital at a purchase price of approximately $69 million. GP Limited will own the remaining 50% of GPC’s total registered capital. The completion of these transactions is subject to approval by the Chinese authorities and certain other conditions, and is expected to occur in the fourth quarter of 2007.

     It is expected that GPC will have eight directors. Each of GP Limited and Alliance BMP Limited will have the right to appoint four directors. Alliance BMP Limited is also entitled to designate (i) the Chairman of the Board of Directors and (ii) the Financial Director of GPC. GP Limited will have the right to designate (i) the Deputy Chairman of the Board of Directors and (ii) the General Manager of GPC. It is expected that David Gao will initially serve as the Chairman of GPC.
     Alliance BMP Limited Governance. Alliance BMP Limited is jointly managed by us and Alliance Boots PLC. Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC acquisition and thereafter for so long as we are the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time we will have the right to appoint and remove one director. Alliance Boots PLC will have right to appoint and remove three directors provided that it holds between 50% and 90% of the total issued shares of Alliance BMP Limited. Our initial designated director of Alliance BMP Limited is David Gao (our Chief Executive Officer and a director of the Company).
     In addition, under the Shareholders’ Agreement, for so long as David Gao remains an employee of the Company and for the period in which we are entitled to appoint directors as described above, we will cause David Gao to provide services from time to time to Alliance BMP Limited as its Board of Directors may reasonably request. The provisions of such services will be at no charge to Alliance BMP Limited. If we cease to invest in Alliance BMP Limited, we will continue to cause David Gao to provide such services to Alliance BMP Limited for twelve months thereafter. If David Gao ceases to be involved with the Company in any capacity, we agreed not to prevent David Gao’s continuing involvement with Alliance BMP Limited.
Sunstone
     Completion of 49% Acquisition of Sunstone. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Hong Kong Health Care of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation that holds a 100% equity interest in Sunstone, for an aggregate purchase price of $32 million U.S. dollars. Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China.
     Pursuant to the transactions to acquire 49% of the issued share capital of Hong Kong Health Care, the sellers, the Company, Hong Kong Health Care and Sunstone entered into a Shareholders’ Agreement, or the Shareholders Agreement. The Shareholders Agreement establishes the composition and responsibilities of the board of directors of Sunstone and Hong Kong Health Care, including permitting us to appoint two of the five members of each board of directors, and sets forth the responsibilities and appointment of the management of Sunstone. The Shareholders Agreement also provides a preemptive right to the non-transferring shareholders of Hong Kong Health Care (pro rata in proportion to their share ownership) to purchase any shares of Hong Kong Health Care being transferred, pro rata in proportion to the non-transferring persons share ownership of Hong Kong Health Care.
     Agreement to Purchase 51% of Sunstone. On September 28, 2007, we entered into a definitive agreement for the acquisition of the remaining 51% of the issued share capital of Hong Kong Health Care for a purchase price of 8 million shares of our unregistered common stock. The transaction to acquire 51% of the issued share capital of Hong Kong Health Care is expected to close in the first quarter of 2008. Although Hong Kong Health Care and Sunstone are privately owned and Chinese government approval is not required, the transaction to acquire 51% of the issued share capital of Hong Kong Health Care is subject to certain conditions, including completion of U.S. GAAP financial statements and shareholder and NASDAQ approval.
     Pursuant to the transactions to acquire 51% of the issued share capital of Hong Kong Health Care, we will enter into an employment agreement with Han Zhiqiang, one of the sellers in the transaction, pursuant to which he will assume the role of President and Chief Operating Officer, China, of the Company and work with our current Chief Executive Officer to manage operations in China. In addition, Han Zhiqiang and Tong Zhijun (the sellers in the transaction) will be nominated for election to our Board of Directors.
     We expect to schedule a special meeting of shareholders in the first quarter of 2008 to seek approval for the issuance of the 8 million shares of our unregistered common stock, to increase the authorized shares of our common stock and to change our name to BMP Sunstone Corporation.
Registered Direct Financing
     On August 17, 2007 pursuant to a registered direct public offering, we issued 3,470,557 units, consisting of (i) one share of our common stock and (ii) warrants to purchase two-tenths of a share of our common stock at an exercise price of $9.37 per share, for a purchase price of $9.395 per unit. The warrants have a term of five years and are immediately exercisable. The issuance resulted in the issuance of an aggregate of 3,470,557 shares of our common stock and warrants to purchase 694,111 shares of our common stock. Gross proceeds from the private placement amounted to approximately $32,602,000, less associated costs of approximately $2,003,000. In August 2007, we also issued 60,897 shares of our common stock as compensation for placement agent services provided in connection with this registered direct public offering.
Secured Promissory Notes
     On November 2, 2007, we completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, includes warrants with a five year term to purchase an aggregate of 575,000 shares of our common stock and warrants with an eighteen month term to purchase an aggregate of 462,580 shares of our common stock. The net proceeds from the offering were approximately $21.9 million, which we will utilize in the previously announced Guangzhou Pharmaceutical Corporation acquisition, as well as for certain interest payments and the acquisition of rights to sell certain drugs in China.
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
Our Strategy and Solution
     Our strategy is to become a complete solutions provider for foreign and domestic pharmaceutical manufacturers in China. The key elements of our strategy and solution include the following:
•	combine our market development sources with market fulfillment services;

•	use our marketing arm to create demand for products that we offer exclusively through our distribution arm on a national basis in China;

•	grow both internally and through strategic acquisitions of product marketing and distribution rights and of other distributors; and

•	provide an experienced management team and transparent financial reporting through the reports that we are required to file as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Our Product Portfolio
     We provide clinical and/or market development services with respect to the following products:
•	Propess. Propess vaginal insert, or Propess, is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. The manufacturer of Propess is Cytokine PharmaSciences, Inc., or Cytokine. We entered into an agreement with Cytokine in August 2005 to market and distribute Propess in China. We began marketing Propess and recorded revenues with respect to this product during the first nine months of 2006.

•	Anpo. Anpo, or ritodrine hydrochloride, is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. In July 2006, we entered into an agreement with Taiwan Biotech Co. Ltd. to serve as the exclusive distributor of Anpo in mainland China. We began marketing Anpo and recorded revenues with respect to this product during the last nine months of 2006.

•	Misopess. Misopess vaginal insert, or Misopess, is a vaginal insert under investigation in several countries for cervical ripening and induction of labor. The manufacturer of Misopess is Cytokine. We entered into an agreement with Cytokine in November 2006 to conduct late-stage clinical development, registration, sales, marketing and distribution in China. Under terms of the agreement, we will initiate a Chinese registration trial of Misopess, with the expectation that, once Mispoess receives US FDA approval, data from this single trial will permit a regulatory application with the SFDA in late 2008 or 2009.

•	Fentora. Fentora, or fentanyl buccal tablet, received US FDA approval in September 2006 for the management of breakthrough pain in patients with cancer. The manufacturer of Fentora is Cephalon, Inc, or Cephalon. We entered into a service agreement with Cephalon in December 2006 under which we will complete the clinical development and registration process for Fentora in China.

•	Clindesse. Clindesse™, or clindamycin phosphate vaginal cream, is indicated for the treatment of bacterial vaginosis in non-pregnant women. The manufacturer of Clindesse is KV Pharmaceutical Company (KV). Under the terms of the agreement we entered into with KV in July 2007, we will complete late stage clinical development and registration of Clindesse(TM) with the SFDA prior to assuming responsibilities for sales, marketing and distribution in China.

•	Ondansetron. Ondansetron Flashtab ®, is a generic form of Zofran ®, a 5-HT(3) antagonist used to reduce nausea and vomiting induced by cytotoxic chemotherapy and radiotherapy and to prevent post-operative nausea and vomiting. The manufacturer of Orndestron is Shanghai Ethypharm (Ethypharm). Under the terms of the agreement we entered into with Ethypharm in July 2007, Ethypharm will pursue registration of Orndansetron and we will then be responsible for sales, marketing, distribution and supply in China.

•	Galake. Galake is currently approved for marketing in China and is indicated for the relief of pain associated with conditions including trauma, surgery, cancer, lower back pain, arthritis and headache. The manufacturer of Galake is Lotus Healthcare, Inc. (Lotus). Under the terms of the agreement we entered into with Lotus, we will promote and sell Galake in China.

•	Ferriprox. Ferriprox is currently approved for marketing in China and treats iron overload in the bloodstream which is often associated with thalassemia, a disease that can lead to organ damage and heart failure. The manufacturer of Ferriprox is Apotex, Inc. (Apotex). Under the terms of the agreement we entered into with Apotex, we will be responsible for sales, marketing, distribution and supply in China
     There are numerous risks to our business plan and obstacles that we will face in implementing it. We have highlighted these risks under “Risk Factors” as described in this report in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K filed as of March 26, 2007. In particular, we have a history of operating losses and anticipate that we will continue to incur significant operating losses. As of September 30, 2007, our accumulated deficit since our inception was approximately $21.0 million. We may be unable to effectively implement our business strategy of becoming a provider of both market development and market fulfillment services. Even if we are successful in becoming a provider of these services, we may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.
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
     At September 30, 2007, the balance of unrecognized tax benefits had increased to approximately $265,000. The increase from the beginning of the year is the result of a $50,000 first quarter increase in unrecognized tax benefit for positions related to the current period. The September 30, 2007 balance of unrecognized tax benefits includes $77,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of September 30, 2007.
Revenue Recognition
     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectability is probable and the price is fixed. Under the terms of these agreements payments are due from customers within 60 to 90 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on historical trends and information from customers.
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Revenue:
     Net revenue was approximately $8,979,000 for the three months ended September 30, 2007 as compared to approximately $6,899,000 for the three months ended September 30, 2006. The principal component of net revenues is distribution revenues. Distribution revenue for the three months ended September 30, 2007, excluding Propess and Anpo, was $8,019,000 as compared to $6,656,000 for the three months ended September 30, 2006. The increase was attributable to Wanwei significantly increasing sales of three of its major products, Xingnaojing, Ferrous Tablet and Xuebijing accounting for $913,000 of the total increase. The Company provides sales and marketing and distribution services for Propess and Anpo with revenue of $959,000 for the three months ended

September 30, 2007 as compared to $214,000 for the three months ended September 30, 2006. This increase was the result of continued sales and marketing efforts promoting Propess and our initiating sales of Anpo during the third quarter of 2006. As of September 30, 2007 there were 385 hospitals selling Propess versus 224 as of September 30, 2006. As of September 30, 2007 there were 356 hospitals selling Anpo whereas the Company initially began promoting Anpo in September 2006. The remaining revenue represents registration fees and commission sales generated by sales and marketing for products not distributed by Wanwei.
Cost of Sales:
     Cost of sales was approximately $8,474,000 for the three months ended September 30, 2007 as compared with $6,684,000 for the three months ended September 30, 2006. The combined gross margin for distribution and sales and marketing was 5.6% for the three months ended September 30, 2007 as compared to 3.1% for the three months ended September 30, 2006. This increase in cost of sales is primarily attributable to Wanwei’s revenue growth during the three months ended September 30, 2007 and the increase in Propess and Anpo promotional activities during the same period. The cost of sales component consists of inventory cost of sales for distribution services and sales and marketing efforts to promote Propess and Anpo. The gross margin increase for the period ended September 30, 2007 as compared to September 30, 2006 was primarily due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service and reduction in promotion costs on a per unit basis.
Sales and Marketing Expenses:
     Sales and marketing expenses were approximately $407,000 for the three months ended September 30, 2007 as compared with $296,000, for the three months ended September 30, 2006. The increase resulted from salary, benefit and commission in support of increased distribution sales.
General and Administrative Expenses:
     General and administrative expenses were approximately $2,073,000 for the three months ended September 30, 2007 as compared to $1,117,000 for the three months ended September 30, 2006. SFAS 123R stock-based compensation increased $361,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Accounting and related Sarbanes Oxley consulting fees increased $225,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 which reflects our Sarbanes Oxley implementation which begun in 2007 as well as the financial due diligence of Sunstone. Salaries and related benefits increased $163,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 which was primarily the result of hiring of senior management during 2007 and 2006, salary increases and an expansion of our administrative and corporate staff in China. Legal fees increased $117,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 which was the result of due diligence, contract review and negotiation for Sunstone. Franchise and capital stock taxes increased $51,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily as the result of additional shares being issued for the Company’s equity financings.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. In August 2007, we completed a registered direct public offering of our shares of common stock to investors of $30,603,000, net of issuance costs. In October 2005, we completed a private placement of our shares of common stock to investors of $14,088,000, net of issuance costs. We received interest income, of approximately $172,000 during the three months ended September 30, 2007 and $32,000 for the three months ended September 30, 2006.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
Net Revenue
     Net revenue was approximately $21,845 ,000 for the nine months ended September 30, 2007, an increase of $4,825,000 as compared with approximately $17,020,000 for the nine months ended September 30, 2006. The principal component of net revenues is distribution revenues. Distribution revenue for the nine months ended September 30, 2007, excluding Propess and Anpo, was $19,801,000 as compared to $16,548,000 for the nine months ended September 30, 2006. The Company provides sales and marketing and distribution services for Propess and Anpo with revenue of $2,022,000 for the nine months ended September 30, 2007 as compared $386,000 for the three months ended September 30, 2006. This increase was the result of continued sales and marketing efforts promoting Propess and our initiating sales of Anpo during the third quarter of 2006. As of September 30, 2007 there were 385 hospitals selling Propess versus 224 as of September 30, 2006. As of September 30, 2007 there were 356 hospitals selling Anpo whereas the Company initially began promoting Anpo in September 2006. The remaining revenue represents registration fees and commission sales generated by sales and marketing for products not distributed by Wanwei.
Cost of Sales:
     Cost of sales was $20,330,000 for the nine months ended September 30, 2007, an increase of $3,873,000, as compared with $16,457,000 for the nine months ended September 30, 2006. The combined gross margin for distribution and sales and marketing was 6.9% for the nine months ended September 30, 2007 as compared to 3.3% for the nine months ended September 30, 2006. This cost of sales increase is primarily attributable to Wanwei’s revenue growth during the nine months ended September 30, 2007 and the increase in Propess and Anpo promotional activities during the same period. The cost of sales component consists of inventory cost of sales for distribution services and sales and marketing efforts to promote Propess and Anpo. The gross margin increase for the period ended September 30, 2007 as compared to September 30, 2006 was primarily due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service and reduction in promotion costs on a per unit basis.
Sales and Marketing Expenses:
     Sales and marketing expenses were $1,134,000 for the nine months ended September 30, 2007, an increase of $249,000, as compared with $885,000 for the nine months ended September 30, 2006. The increase was the result of from salaries, benefits and commissions to support revenue growth and additional products being distributed.
General and Administrative Expenses:
     General and administrative expenses were $5,828,000 for the nine months ended September 30, 2007 an increase of $1,773,000, as compared to $4,055,000 for the nine months ended September 30, 2006. Salaries and related benefits increased $520,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 which was primarily the result of hiring of senior management during 2007 and 2006, salary increases and an expansion of our administrative and corporate staff in China. SFAS 123R stock-based compensation for the nine months ended September 30, 2007 was $1,133,000 as compared to $667,000 for the nine months ended September 30, 2006. Accounting and related Sarbanes Oxley consulting fees increased $474,000 for the nine months ended September 30, 2007 as compared to the three months ended September 30, 2006 which reflects our Sarbanes Oxley implementation which begun in 2007 as well as the financial due diligence of Sunstone. Corporate communications related to investor relations was initiated in 2006 and expanded in 2007 with an increase of $80,000 for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006. Franchise and capital stock taxes increased $76,000 for the nine months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily as the result of additional shares being issued for the Company’s equity financings.
Interest Income and Expense:
     Our interest income primarily consists of income earned on our cash and cash equivalents. In August 2007, we completed a registered direct public offering of shares of our common stock to investors of $30,603,000, net of issuance costs. In December 2006, we completed a private placement of our shares of common stock to investors of $14,088,000, net of issuance costs. We received interest income of approximately $441,000 for the nine months ended September 30, 2007 and 124,000 for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     As of September 30, 2007, we had unrestricted cash and cash equivalents of approximately $34.4 million, which represented 60.9% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
     Since we acquired BMP China in February 2004, we have funded our operations primarily through the issuance of shares of our common stock and most recently the issuance of secured promissory notes. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a purchase price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million. On October 19, 2005, we completed a private placement of 4,199,981 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds of $6.3 million and net proceeds of approximately $5.9 million. The investors also received warrants to purchase an aggregate of 1,049,828 shares of common stock, half of which had an exercise price equal to $1.875 and the balance of which had an exercise price equal to $2.25. On December 20, 2006, we completed a private placement of 3,333,306 shares of our common stock to a group of institutional and individual accredited investors, for gross proceeds to us of $15.0 million and net proceeds to us of approximately $14.1 million. The investors also received warrants to purchase an aggregate of 1,116,611 shares of common stock, which have an exercise price equal to $5.625. On August 17, 2007, we completed a registered direct public offering of 3,531,454 shares of our common stock to a group of institutional and accredited investors, for gross proceeds to us of $32.6 million and net proceeds of approximately $30.6 million. The investors also received warrants to purchase an aggregate of 694,111 shares of common stock, which have an exercise price equal to $9.37.
     On November 2, 2007, the Company completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, includes warrants with a five year term to purchase an aggregate of 575,000 shares of common stock and warrants with an eighteen month term to purchase an aggregate of 462,580 shares of common stock. The net proceeds from the offering were approximately $21.9 million. An amount equal to one interest payment on the outstanding principal amount of the $23 million principal amount of 10.0% senior secured promissory notes, which equaled $1.2 million as of November 2, 2007, is held by a third party escrow agent for payment under the notes.
     The use of our cash flows has primarily consisted of salaries and wages for our employees, professional fees, fees related to sales and promotion of our current products and the acquisition of Wanwei and Suntone.
     We currently plan to use available cash primarily to fund:
•	Our operating expenses and general working capital;

•	The marketing of our current and future products;

•	The licensing of additional products for marketing and distribution;

•	Our pursuit of internal growth and the strategic acquisition of Shanghai Rongheng Pharmaceutical Company Limited (Rongheng); and

•	The expenses necessary to maintain our status as an Exchange Act reporting company.
     We anticipate that our September 30, 2007 balance of approximately $34.4 million in unrestricted cash and cash equivalents in addition to the private placement of $23 million completed on November 2, 2007 will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in this report in Part II, Item 1A. “Risk Factors,” in Part I, Item 1A. “Risk Factors – Risks Relating to Our Business” in our Annual Report on Form 10-K filed March 26, 2007 and elsewhere in this report as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $5,614,000 for the nine months ended September 30, 2007. This amount principally reflected our net loss of $5,045,000, partially offset by $1,429,000 in non-cash charges including stock-based compensation expense of $1,133,000, intangible amortization of $192,000, depreciation of $85,000 and loss on disposal of assets of $20,000. In addition, we generated $2,170,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the nine months ended September 30, 2007. The most significant changes were the increase in accounts payable of $1,470,000, accrued other expenses of $344,000, accrued professional fees of $168,000 and deferred revenues of $144,000. Offsetting these changes were increases in accounts receivable of $2,902,000, prepaid expenses and other current assets of $764,000, inventory of $434,000 and other receivables of $68,000. Cash used in investing activities was $5,883,000 of which $4,800,000 was the initial payment for the Sunstone acquisition, $659,000 was provided as a loan to Rongheng, $214,000 was paid to the Chinese Taxing Authority for taxes related to the Wanwei acquisition and $210,000 was for the acquisition of equipment. Cash generated from financing activities was $30,414,000 and reflects $30,603,000 net proceeds from sale of common stock in August 2007, $838,000 from the exercise of common stock warrants and options, and is offset by $619,000 in reduction of notes payable and $408,000 increase in restricted cash.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries, including BMP China and Wanwei, from RMB, the functional currency of China, into United States dollars, or USD, the functional currency of our parent entity. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
     We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2007, we had an accumulated deficit of approximately $21.0 million. We expect to continue to incur significant and increasing operating expenses and capital expenditures, including operating expenses relating to attracting and retaining a larger employee workforce. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers and expend additional funds to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.
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
     Future acquisitions or joint ventures, including our potential transactions with Rongheng, Sunstone and Biaodian, may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:
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
     We anticipate that our September 30, 2007 cash and cash equivalents in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
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
     Our business strategy is based on the assumption that we will acquire additional distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:

•	continue to improve our financial and management controls and reporting systems and procedures to support the proposed expansion of our business operations as a result of our acquisition of Wanwei, the 49% of the issued share capital of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation that holds a 100% equity interest in Sunstone Pharmaceutical Co., Ltd. (“Sunstone”) and the acquisition of any additional distribution channels in the future; and

•	locate or hire, at reasonable compensation rates, qualified personnel and other employees necessary to expand our capacity in order to accommodate the proposed expansion of our business operations.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and must separately report on the effectiveness of our control over financial reporting. Under the current SEC regulations, as a non-accelerated filer, we expect that management will be required to issue a report on managements assessment on the Company’s internal control over financial reporting effective for the year ending December 31, 2007. Additionally, the Company will begin to require an independent auditor attestation report on management’s assessment on internal controls over financial reporting effective for the year ending December 31, 2008. Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States and difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 when management assessment is required or as of December 31, 2008 when our independent auditor attestation is required, and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
     We are a holding company with no significant assets other than our equity interests in BMP China, Wanwei and Hong Kong Health Care. We rely on dividends, loans and other payments to us by BMP China, Wanwei, Hong Kong Health Care and any other future acquired entities in China. As of September 30, 2007, we had an accumulated deficit of approximately $21.0 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we will not be able to pay dividends or service any debt that we may incur. In addition, if BMP China, Wanwei, Hong Kong Health Care or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
     In addition, our corporate structure may restrict the distribution of dividends to our stockholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China, Wanwei and Hong Kong Health Care are, and any future subsidiaries will be, required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends.

RISKS RELATING TO OUR ACQUISITIONS
We may be unable to acquire, or may be delayed in acquiring, Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng.
     On March 15, 2007, we entered into a definitive agreement for the acquisition of Rongheng with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd. to purchase a 63% equity interest in Rongheng. In May 2007, we submitted the transaction to the Chinese government for approval. The transaction is subject to a number of conditions, including the receipt of Chinese regulatory approval, and is expected to close during the first quarter of 2008. The completion of the proposed acquisition of Rongheng is subject to closing conditions that are outside of our control, such as review and approval by the relevant examination and approval authorities in China. As a result, we can provide no assurance that our proposed acquisition of Rongheng will be completed in the expected time frame or at all. In addition, our proposed acquisition of Rongheng involves industries in which foreign investment has been limited, and clear guidance on foreign investment in the pharmaceutical distribution business in China does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, Rongheng also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
We may be unable to complete the joint venture transaction Alliance BMP Limited and Guangzhou Pharmaceuticals Corporation, or GPC.
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
We may be unable to acquire, or may be delayed in acquiring, the remaining 51% interest in Sunstone.
     On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Hong Kong Health Care which holds a 100% equity interest in Sunstone. On September 28, 2007, we entered into a definitive agreement for the acquisition of 51% of the issued share capital of Hong Kong Health Care.
     Sunstone is a privately held manufacturer of primarily over-the-counter medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. Because Sunstone is privately owned, the transaction to purchase 51% of the issued share capital of Hong Kong Health Care does not require the approval of the Chinese central government and is expected to close during the first quarter of 2008. Although Sunstone is privately owned and Chinese government approval is not required, the transaction is subject to certain conditions, including completion of U.S. GAAP financial statements and shareholder and NASDAQ approval. As a result, we can provide no assurance that our proposed acquisition of Sunstone will be completed in the expected time frame or at all. In addition, our proposed acquisition of Sunstone involves industries to which foreign investment has had limited access, and clear guidance on foreign investment in the pharmaceutical distribution business does not exist. As a result, we cannot predict how the examination and approval authorities would exercise their discretion in examining this proposed acquisition. Our inability to acquire, or delays in acquiring, 51% of the issued share capital of Hong Kong Health Care also would impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock.
As a holder of an indirect minority interest in Sunstone, we may be exposed to liability from Sunstone’s historical operations.
     Prior to our acquisition of 49% of the issued share capital of Hong Kong Health Care, Sunstone has been operated as a closely held corporation. In advance of entering into a definitive agreement for the acquisition of a minority interest in Sunstone, we conducted extensive due diligence into Sunstone’s historical operations. We identified several historical practices, including issues regarding internal controls, tax irregularities and unauthorized payments to physicians, which have been discontinued or changed prior to completion of the acquisition of 49% of the issued share capital of Hong Kong Health Care. It is our policy to implement safeguards to discourage these practices by our employees. Sunstone has implemented similar safeguards to discourage these practices by its employees. However, these safeguards and any future improvements may prove to be less than effective, and our or Sunstone’s employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Sunstone may be subject to litigation or regulatory review for its pre-acquisition activities. In addition, the action of Sunstone employees could expose us to liability under the U.S. Foreign Corrupt Practices Act, or FCPA, lead to a government investigation or otherwise expose us to liability as an affiliate of Sunstone, including successor FCPA liability. To the extent Sunstone may be subject to civil or criminal penalties as a result of its historical practices or activities prior to closing, Sunstone and our investment in it will be negatively impacted which may impact our financial performance. These penalties may be material to Sunstone and us. Pursuant to the Sunstone purchase agreement, we may seek indemnification for any losses relating to pre-acquisition liabilities of Sunstone from the Sunstone selling shareholders, namely, Han Zhiqiang and Tong Zhijun; however, for a number of reasons, we may not be able to enforce these indemnification rights, including an inability to proceed against assets of the sellers, the existence of liabilities in excess of the sellers’ ability to provide indemnity payments or technical and legal problems of enforcing indemnity agreements in China. Moreover, even the sellers’ indemnification may not be meaningful in the event of criminal sanctions against Sunstone or its employees and would adversely affect Sunstone’s ability to conduct its business and operations in the future.
Remedial measures undertaken by Sunstone may not prevent recurrences of certain of its historical business practices.
     In the course of our due diligence activities in connection with the acquisition of 49% of the issued share capital of Hong Kong Health Care, we learned that certain Sunstone employees made unauthorized payments to hospitals and physicians in order to promote Sunstone’s products. Prior to the completion of our acquisition of the 49% interest in Sunstone, we required Sunstone to supplement existing remedial measures with the necessary elements of a compliance program in order to provide us with reasonable assurance that no such practices will occur at Sunstone after we acquire our 49% interest. If these practices continue at Sunstone, in addition to any liabilities Sunstone may face under Chinese law, to the extent that Sunstone employees make any illicit payments to government-owned hospitals or government-employed physicians, we may be exposed to liabilities under the FCPA. Any determination that we violated the FCPA could subject us to civil and criminal penalties, including fines and debarment from certain United States government programs and licenses, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
Because we purchased a minority interest in Sunstone, we will not have control over Sunstone’s operations or financial reporting function.
     We have acquired a minority stake in Sunstone. Pursuant to the Sunstone purchase agreement with respect to our acquisition of 49% of the issued share capital of Hong Kong Health Care, at the closing of the transaction, we are entitled to nominate two of the five members of Sunstone’s board of directors. We are not able to exercise control over the day to day operations of Sunstone. Sunstone may not be operated in a manner in which we always agree.
Sunstone has not yet generated US GAAP financial statements or been subject to an audit. In addition, Sunstone has not yet been subject to disclosure controls or internal controls. Following our acquisition of the 49% minority interest in Sunstone, Sunstone is required to develop effective financial reporting and compliance functions. If

Sunstone is unable to prepare US GAAP compliant financial statements in a timely manner, we may not be able to comply with our SEC reporting obligations, which will adversely affect our operations and financial condition.
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
     Our operating subsidiaries, BMP China, Wanwei and Hong Kong Health Care, are organized and located in China. China currently is transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:
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
     Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On September 30, 2007, the exchange rate of United States dollar to RMB is approximately 1 to 7.52. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
     Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As wholly foreign-owned enterprises, BMP China and Wanwei are required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s or Wanwei’s registered capital, which, as of September 30, 2007, was approximately $3.5 million and $2.4 million.
     In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of BMP China, Wanwei and Hong Kong Health Care could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.
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
     We currently conduct our business primarily through our wholly-owned operating subsidiaries, BMP China and Wanwei, and through our 49% interest in Hong Kong Health Care and expect in the future to conduct our business through BMP China, Wanwei, Hong Kong Health Care and other subsidiaries organized in China that we acquire, which are and will be organized in China. These subsidiaries generally are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements, and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations, and rules involves uncertainties that may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
     We are subject to the FCPA and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company or the companies in which we invest may engage that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company or the companies in which we invest may engage may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
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
     Under Chinese law, all pharmaceutical wholesale and retail enterprises engaging in the pharmaceutical distribution business must obtain a pharmaceutical distribution permit, and must comply with China’s Good Supply Practices, or GSP, standards and obtain a GSP certificate. Both the permit and certificate are valid for five years and are subject to renewal and reassessment by the relevant Chinese authorities, and the standards of compliance required in relation thereto may from time to time be subject to change. Any changes in compliance standards, or any new laws or regulations that prohibit or render it more restrictive for Wanwei or other pharmaceutical distribution enterprises we may acquire in the future to conduct their business or that increase their compliance costs may adversely affect their or our operations and profitability.
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
     Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market. From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 30,536,508 shares of common stock outstanding as of November 10, 2007. 8,640,834 of these outstanding shares are held by Abacus, who may be deemed to be our “affiliate” as that term is defined under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and would be subject to Rule 144. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing corporate decisions, such as significant corporate transactions and the election and replacement or removal of directors and management, and may also result in conflicts of interest that could cause our stock price to decline.
     As of November 10, 2007, Abacus beneficially owned or controlled approximately 28.3% of our outstanding shares of common stock. If Abacus were to act on its own, it likely could control the outcome of corporate actions requiring stockholder approval, including the election, replacement or removal of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions, and by virtue of its ability to control the board of directors could control and influence management composition. Abacus may have different interests than other stockholders. For example, Abacus could act to delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders, could prevent or frustrate attempts to replace or remove current management, or Abacus could pursue strategies that are different from the wishes of other investors. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

ITEM 6. Exhibits

2.1	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Filed as Exhibit 4.1 to our report on Form 8-K dated September 28, 2007 and filed with the Securities and Exchange Commission on October 4, 2007 (“September Form 8-K”) and incorporated herein by reference).

2.2	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Filed as Exhibit 2.1 to the September Form 8-K and incorporated herein by reference).

4.1	Form of Warrant to purchase shares of Common Stock (Filed as Exhibit 4.1 to our report on Form 8-K dated August 17, 2007 and filed with the Securities and Exchange Commission on August 23, 2007 (“August Form 8-K”) and incorporated herein by reference).

4.2	Form of Subscription Agreement (Filed as Exhibit 10.2 to the August Form 8-K and incorporated herein by reference).

4.3	Form of Subscription Agreement (Filed as Exhibit 4.1 to our report on Form 8-K dated October 31, 2007 and filed with the Securities and Exchange Commission on November 6, 2007 (“October Form 8-K”) and incorporated herein by reference).

4.4	Form of Five Year Warrant (Filed as Exhibit 4.2 to the October Form 8-K and incorporated herein by reference).

4.5	Form of 18 Month Warrant (Filed as Exhibit 4.3 to the October Form 8-K and incorporated herein by reference).

4.6	Form of Note (Filed as Exhibit 4.4 to the October Form 8-K and incorporated herein by reference).

10.1	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Filed as Exhibit 10.1 to the August Form 8-K and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of Beijing Med-Pharm Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beijing Med-Pharm Corporation
Date: November 14, 2007	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)