Form 10-K
period 2007-12-31
BMP Sunstone CORP
filed 2008-03-17
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      TO
Commission file number 000-51409
BMP SUNSTONE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0434726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 W. Germantown Pike, Suite 400
Plymouth Meeting, Pennsylvania	19462
(Address of Principal Executive Offices)	(Zip Code)
(610) 940-1675
Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE	NASDAQ

(Title of Class)	(Name of exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(Title of Class)

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Rule S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer   ☐      Accelerated Filer   ☑      Non-Accelerated Filer   ☐      Smaller Reporting Company   ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No  ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 29, 2007 (based on the last reported sale price Nasdaq Capital Markets as of such date) was $192,544,887 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of March 13, 2008 there were 39,466,026 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

BMP SUNSTONE CORPORATION

Page
Cautionary Note Regarding Forward-Looking Statements	1

PART I

Item 1. Business	3
Item 1A. Risk Factors	16
Item 1B. Unresolved Staff Comments	30
Item 2. Properties	30
Item 3. Legal Proceedings	30
Item 4. Submission of Matters to a Vote of Security Holders	30

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	31
Item 6. Selected Financial Data	33
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	44
Item 8. Financial Statements and Supplementary Data	44
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 9A. Controls and Procedures	44
Item 9B. Other Information	45

PART III

Item 10. Directors, Executive Officers and Corporate Governance	46
Item 11. Director and Executive Compensation	46
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13. Certain Relationships and Related Transactions, and Director Independence	47
Item 14. Principal Accountant Fees and Services	47

PART IV

Item 15. Exhibits and Financial Statement Schedules	48

SIGNATURES

EXHIBIT INDEX
Amended and Restated Certificate of Incorporation
Employment Agreement, Han Zhiqiang
Employment Agreement, Yanping Zhou
Agreement, dated as of November 22, 2007
Subsidiaries of the Registrant
Consent of Grant Thornton, Hong Kong
Consent of KPMG
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
     In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:
•	our business strategy;

•	our potential acquisition of a majority interest in Shanghai Rongheng Pharmaceutical Company Limited;

•	our potential joint venture transaction with Biaodian Medical Information Co., Ltd.;

•	our remediation of the material weakness and significant deficiencies in the internal control over financial reporting at Sunstone (Tangshan) Pharmaceutical Co., Ltd.:

•	competition in the Chinese pharmaceutical distribution industry and our ability to compete;

•	our belief regarding the significance of our acquisition of Beijing Wanwei Pharmaceutical Co., Ltd.;

•	our belief that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services;

•	our expectation to continue to incur significant and increasing operating expenses and capital expenditures;

•	our expectation that substantially all of our revenues, profits, cash flows and assets will continue to be derived in China and be denominated in Chinese currency;

•	our belief regarding the significance of brand recognition;

•	our ability to renew any Good Supply Practices, or GSP, certificate or any pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate or permit;

•	our expectation that we may incur operating losses for the foreseeable future;

•	our future financial and operating results;

•	the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies;

•	our ability to fund our current level of operations for the next twelve months through our cash and cash equivalents;

•	our expectation regarding our cash and cash equivalents;

•	impact of recent accounting pronouncements;

•	our expectation regarding our Exchange Act reporting obligations; and

•	any other statements regarding matters not of historical fact.
     The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors affect our ability to achieve our objectives, including:
•	delays in entering, or our inability to enter into, definitive documents to acquire, or delays in completing the acquisition of a majority interest in Shanghai Rongheng Pharmaceutical Company Limited;

•	delays in the completion of our potential joint venture with Biaodian Medical Information Co., Ltd.;

•	difficulties in acquiring complementary businesses or in integrating acquired businesses;

•	our inability to obtain additional capital when necessary;

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major clients;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities with our distribution capabilities;

•	adverse economic, political or social conditions in China;

•	our inability to renew our GSP certificate or our pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate and permit;

•	our inability to manage our growth effectively;

•	our inability to attract and retain key personnel;

•	our inability to effectively market our services or obtain and maintain arrangements with manufacturers; and

•	a slowdown in the Chinese economy.
     In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

PART I
ITEM 1. BUSINESS
Overview
     BMP Sunstone Corporation (formerly known as Beijing Med-Pharm Corporation), a Delaware corporation, is a pharmaceutical and over-the-counter, or OTC, manufacturing, marketing and distribution company based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. These services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers;

•	OTC marketing to retail pharmacies; and

•	pharmaceutical distribution.
     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Hong Kong Fly International Health Care Limited, or Hong Kong Health Care which holds a 100% equity interest in Sunstone. On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd., and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Hong Kong Health Care that we had not already acquired (for the period November 1, 2007 through February 17, 2008, we accounted for Hong Kong Health Care as an equity investee).
Sunstone
     Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”) is a holding company that was incorporated on November 17, 2003 and does not conduct any operations. Hong Kong Health Care’s wholly-owned subsidiary, Sunstone is principally engaged in the research, development, manufacture and distribution of OTC products in China. Sunstone operates one production facility located in Tangshan, Hebei Province China. Specializing in women and children’s medications, Sunstone has a national retail pharmacy network with 12 branch offices and more than 350 sales staff. Sunstone manufactures Good Baby®, Confort ® and Nemei® product lines.
Wanwei
     Through Wanwei, we have distribution relationships with approximately 115 distributors located throughout China and access to most major hospitals in Beijing. Wanwei distributes over approximately 820 products to more than 350 customers. These distribution services include the distribution of:
•	western medicines;

•	traditional Chinese medicines;

•	bio-chemical medicines; and

•	medical applications.
BMP China
     BMP China is headquartered in Beijing, China and promotes three approved products (Propess, Anpo and Galake) to physicians. We have over 121 sales staff located throughout China.

Alliance BMP Limited
     Alliance BMP Limited is a joint venture between us and Alliance Boots PLC, in which we own a 20% equity interest. Alliance BMP Limited owns a 50 percent equity interest in Guangzhou Pharmaceuticals Corporation, or GPC, which is the fourth largest pharmaceutical wholesaler in China with approximately 3% market share. GPC which is based in Guangzhou, Guangdong Province, China was founded in 1951 and markets and distributes pharmaceutical products. GPC is a subsidiary of Guangzhou Pharmaceutical Company Ltd. (“GPCL”), a company listed on the Hong Kong and Shanghai Exchanges whose ultimate parent is the Municipality of Guangzhou. GPCL will retain ownership of the remaining 50 percent of GPC. GPC serves more than 12,000 hospitals, pharmacies, and other wholesalers from eight distribution facilities located throughout Guangdong Province and southeast China.
Rongheng
     On March 15, 2007, we executed definitive purchase documents with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd., to purchase a majority interest in Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng. On February 1, 2008 the Ministry of Commerce of the People’s Republic of China, or MOFCOM, approved the acquisition of 63.3% of Rongheng. The transaction is pending to be completed and is subject to a number of closing conditions, including the approval of municipal government authorities.
Our Opportunity
     We believe that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical and OTC marketing and distribution markets by offering a distribution chain solution that combines our market development services with market fulfillment services. We believe that our acquisitions of Wanwei and Sunstone and joint venture with GPC and planned acquisition of Rongheng are important steps in the advancing this solution.
     We believe that our acquisitions of Wanwei and Sunstone, joint venture with GPC and planned acquisition of Rongheng will enable us to differentiate ourselves from many of our competitors in China’s highly fragmented pharmaceutical distribution market by combining the marketing services that we offer with the distribution of pharmaceutical products to hospitals and other authorized healthcare providers. Our opportunity to establish a strong presence in China’s pharmaceutical distribution market is largely due to the highly fragmented nature of this market. China’s pharmaceutical distribution market is in an early developmental stage. The distribution infrastructure in China is fragmented and undercapitalized. According to the Certification Committee for Drugs, or CCD, of China’s State Food and Drug Administration, or SFDA, China’s pharmaceutical market had approximately 7,200 distributors as of February 2007, many of which we believe were small and unprofitable. This number is considerably lower than the approximately 16,000 distributors we believe existed in China’s pharmaceutical market in 2002. In addition, the Chinese government passed legislation that required pharmaceutical wholesale and retail enterprises to obtain GSP certification. We believe that the pharmaceutical distribution permit and GSP certificate that we acquired as a result of our acquisition of Wanwei provides us with a strategic advantage over many of our competitors in China’s pharmaceutical distribution market.
Our Strategy and Solution
     Our goal is to become a premier distribution chain solution provider for foreign and domestic pharmaceutical companies in China. The key elements of our strategy and solution include the following:
     Expanded distribution chain services. We believe that we are well-positioned to expand our existing client base and introduce new products through the distribution channels we acquired in our acquisition of Wanwei. As a result of our acquisition of Wanwei, we are able to offer clients an enhanced range of services, including drug importation, drug registration, marketing to the prescribing doctor and distribution to hospitals and other authorized healthcare providers. We also plan to broaden our distribution and other capabilities through a combination of internal growth and other strategic acquisitions or joint ventures. We believe that our established track record of registering and marketing western pharmaceuticals will enable us to implement this expansion strategy. Our initial focus is to create exclusive distributor relationships for ethical (prescription) western drugs.
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
     Drug Marketing. Our sales and marketing sales staff, which consisted of approximately 121 people at December 31, 2007, provides a marketing presence in major urban areas. Our staff are experienced in all aspects of drug promotion and possess a strong knowledge of the domestic pharmaceutical environment. We believe that our staff is capable of expanding our product offerings through the use of targeted marketing and the organization of national seminars and conferences.
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
Product Marketing
     We provide comprehensive marketing services to manufacturers and distributors who wish to stimulate market demand with respect to their products through BMP China. These services primarily fall into two areas:
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
     Government Promotion. In China, the insurance funds for healthcare are controlled by China’s central government. Drugs for which reimbursement is available are listed in a catalogue, which we refer to as the “Insurance Catalogue.” Provincial and municipal governments are allowed a 15% “local readjustment” to alter the national reimbursement list. As a result, pharmaceutical companies strive to have widely used drugs remain on this list, as it enhances a drug’s chances of being prescribed.

     Many foreign pharmaceutical companies enter into joint ventures with local manufacturing partners, facilitating their involvement in the regulatory approval process and increasing prospects for obtaining greater market share. We believe that, through our numerous contacts with local pharmaceutical distributors and industrial management associations, we may be able to provide significant value to foreign manufacturers looking to benefit from a formal association with a domestic partner. In addition, we also lobby provincial government agencies on behalf of foreign clients to keep particular drugs in the Insurance Catalogue.
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
     Product Registration. We provide clients with services relating to the registration of drugs for use within China. These services include:
•	evaluation prior to application to SFDA;

•	full document preparation;

•	clinical trials management;

•	pre-marketing campaign;

•	drug inspection;

•	negotiation with SFDA and CDE;

•	quality control analysis; and

•	obtaining an import drug license.
     We charge our clients a non-commission fee for this service. The size of the fee depends on the class of the particular drug and the duration of the registration process.
     We have more than eight years of experience in providing clinical and regulatory services and have provided such services to pharmaceutical manufacturers from the United States, United Kingdom, India, Germany and Switzerland, among others. We have registered drugs and compounds for various foreign manufacturers, including Biomet Merck, Haw Par Healthcare, Ltd., and Galerma S.A.
Our Product Portfolio
     We provide clinical and/or market development services with respect to the following products:

Product Name	Indication	Active ingredient	Partner	Exclusive Rights	Launch

Propess	Cervical Ripening	Sustained-release formulation of dinoprostone	Cytokine Pharmasciences	Marketing & distribution	Marketed

Anpo	Pre-term Labor Mgmt	Ritodrine hydrochloride in oral and injectable	Taiwan Biotech	Marketing & distribution	Marketed

Galake	Pain (cancer, trama, surgical)	Dihydrocodeine combined with paracetamol	Lotus Healthcare	Marketing & distribution	Marketed

Ferriprox	Iron overload (Thalassemia)	Deferiprone	ApoPharma Inc	Marketing & distribution	Expected 1st Half 2008

Product Name	Indication	Active ingredient	Partner	Exclusive Rights	Launch

Flashtab Ondansetron	Nausea & vomiting (cancer)	Generic zofran rapidly dissolve in mouth	Shanghai Ethypharm Pharmaceuticals	Marketing & distribution	Development

Clindesse	Bacterial Vaginosis	Clindamycin phosphate in vaginal cream	KV Pharmaceuticals	Registration, Marketing & distribution	Development

Enablex	Overactive bladder	Extended release tablet darifenacin	Shanghai Novartis	Registration, Marketing & distribution	Development

Misopess	Cervical Ripening and Labor Induction	Misoprostol	Cytokine Pharmasciences	Registration, Marketing & distribution	Development

Fentora	Pain management	Fentanyl buccal tablet	Cephalon	Clincal development and Registration	Development

Nuvigil	Excessive Sleepiness	Armodafinil tab	Cephalon	Clincal development and Registration	Development

Myocet	Breast Cancer	Liposomal doxorubicin	Cephalon	Clincal development and Registration	Development

     We initiated our product marketing services in the Obstetrics and Gynecology sector by introducing Propess to obstetricians in major hospitals in China. Our current product portfolios has expanded to cover additional therapeutic areas including: oncology, urology, neurology and pediatrics. The therapeutic areas and particular products we have selected are very specific and face less competition than other therapeutic areas such as Cardiovascular, however, our market potential for our product portfolio is very large. We plan to continue to strengthen our product portfolio in niche markets, especially women’s and children’s health since there are more than 20 million births per year in China.
     In addition to the selected therapeutic areas, we select products to license which have unique features which can easily differentiate them from major competitors and are difficult to copy. We also license products that have IP protection or require manufacturing know-how, and have proved efficacy and safety profiles.
Competition
     While the Chinese pharmaceutical market currently is highly fragmented, it is also highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We believe competition and leadership in this market is based upon management and technological superiority, the ability to identify and exploit commercially viable products and markets. We also consider product safety and efficacy, convenience, reliability, availability and pricing factors affecting competitive positioning.
     We are unaware of competitors who currently directly provide a suite of services comparable to the distribution chain solution that we provide through BMP China, Wanwei and Sunstone. Competitors for various components of our end-to-end solution include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd. We are not aware of any foreign-owned company that offers a more comprehensive distribution chain solution in China. However, significant competition exists on an individual basis with respect to the marketing and promotion and distribution services that we provide. These competitors include national and regional pharmaceutical promotion companies and small companies. We also anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market. Our most significant competitors in the marketing and promotional services sector include Zuellig Pharma Pharmaceutical Service Co., Ltd. and Shenzhen Zhanhong Pharmaceutical Co., Ltd. Our most significant competitors in the distribution services sector in the Beijing area are Beijing Medical Group, Beijing Fengkecheng Medical Ltd., National Pharmaceuticals Group, Beijing Shuanghe, Beijing

Jinxiang Fuxing, Beijing Keyuan Xinhai, and Beijing Tongrentang. Our most significant competitors in the distribution services sector on a national basis include China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd., among others.
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
Sunstone
     Established in March 1996, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, researches, developments, manufactures, distributes and sells primarily over the counter, or OTC, medicines to retail pharmacies in China from its production facility in Tangshan, Hebei Province.
Products
     Sunstone has three nationally recognized brand families:
•	Hao Wawa (“GoodBaby®”) — Certified Famous Chinese Brand / Pediatric OTC Granules, Chewables, Syrups

•	Kang Fu Te (“Confort®”) — Gynecology line of suppositories

•	“Nemei®” — OTC line of Women’s Health products (e.g., nutrition, well being)
     Sunstone derives a substantial portion of its revenue from the sales of its Hao Wawa line of pediatric products, including Pediatric Paracetamol and Amantadine Hydrochloride Granules, Xiao’er Huatan Zhike Granules, Xiao’er Kechuan Ling Oral Solution, Jianer Xiahoshi Oral Solution, and Compound Zedoary Turmeric Oil. Sales of these products accounted for 88% and 87% of Sunstone’s total revenues for the years ended December 31, 2007 and 2006, respectively. The largest competitor to the Hao Wawa pediatric products is Shanghai Johnson & Johnson Pharmaceutical’s cold medicines.
     In addition, Sunstone manufactures the “CONFORT” line of products which is a suppository based product for vaginal infections. The largest competitors to the CONFORT products are Miconazol mitrate suppositories and Triminolone Acetonide-Econazole Nitrate cream manufactured by Xian Janssen Pharmaceutical Ltd.
Distribution and Marketing
     Sunstone currently has more than 350 salespeople in 12 regional offices promoting their products throughout China. While most prescription medicines are still sold through hospitals in China, the retail pharmacy segment is growing and is expected continue growing at a higher rate than the rest of the supply channels of medicines in the PRC. Sunstone sells its products to approximately 350 pharmaceutical distributors in China, which service over 50,000 retail drug stores in China (or approximately 40%). Sales to distributors account for substantially all of Sunstone’s revenues. Generally, Sunstone does not enter into distribution agreements longer than two years and competes for desired distributors with other pharmaceutical manufacturers. Consequently, Sunstone focuses on maintaining relationships with existing distributors and developing relationships with new distributors. For the nine-month period ended September 30, 2007 and the year ended December 31, 2006, no single distributor contributed more than 10% of Sunstone’s total revenues or accounts receivable.
     Sunstone’s therapeutic focus is women’s and children’s OTC products and women and children account for over 60% of the total China population. To increase customer awareness, Sunstone promotes their products through (1) advertising on television, newspapers and magazines, (2) public relations and educational programs, such as “Hao Wawa Family Medicine Box” and “Smart Mom and Healthy Baby,” in which over 4 million children and adults have participated and (3) academic awareness

(professional conferences, marketing material, medical magazines and clinical trial papers). In addition, Sunstone has patents for its packaging and production process for both its Hao Wawa and Confort brands.
Our Strategy for Sunstone
     Our strategy for Sunstone includes the following:
•	expanding our prescription drug portfolio to include over the counter, or OTC, healthcare products;

•	combining manufacturing and packaging capabilities, including a GMP Certified Manufacturing Facility, across our product portfolio and offer these capabilities to potential partners trying to enter the Chinese healthcare market;

•	expanding our distribution capabilities to include the rapidly growing retail pharmacy segment in China through OTC distribution. We believe the acquisition of Sunstone expands our business model and enables us to keep pace with changes in the PRC healthcare market. While most prescription medicines are still sold through hospitals in the PRC, the retail pharmacy segment is growing. In addition, Chinese citizens are beginning to have a greater voice in their own health care. We believe that finding ways to reach them through promotional synergies with brands they trust are needed to build and sustain market share for a variety of related medical products and services; and

•	achieving sales and marketing synergies in the Chinese healthcare market across various customer segments and therapeutic areas, including women’s health and pediatrics. The ability to leverage the combined power of both hospital and OTC sales forces should facilitate the acquisition of additional products from the U.S. and Europe.
Wanwei
Background
     Wanwei was incorporated in January 1999. Wanwei’s term of business set forth in its current business license is 20 years from the date it received its business license, or January 1999 through January 2019.
     On December 6, 2005, we completed our acquisition of all of the outstanding equity interests of Wanwei. However, for accounting and tax purposes, we acquired Wanwei upon issuance of the business license from Beijing Municipal Administration for Industry and Commerce on October 25, 2005.
     In January 2007, we completed our ongoing payment obligations relating to the purchase of Wanwei. We have acquired the necessary pharmaceutical distribution permit and GSP certificate to enable us to operate Wanwei as an authorized distributor of pharmaceutical products in China.
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

     There is no restriction as to the distribution area of Wanwei. Currently Wanwei mainly acts as the agent in Beijing, on an exclusive or non-exclusive basis, for certain products of its suppliers. Wanwei has an import license permitting us to receive western products to be distributed in China.
Wanwei Product Portfolio
     Patients purchasing medicines listed in the Insurance Catalogue are entitled to reimbursement of all or part of the cost of these medicines from the social medical fund. As a result, patients generally prefer to purchase medicines listed in the Insurance Catalogue rather than non-listed medicines. Approximately 35.0% and 32.8% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2007 and 2006, respectively, representing 57.6% and 58.2% of Wanwei’s total revenues.
     In China, medicines also are divided into over-the-counter medicines and prescription medicines according to medicine type, specification, the relevant condition that they are designed to treat, dosage and method of administration. To better distribute medicines classified as over-the-counter medicines, which represented approximately 18.7% of Wanwei’s products in 2007, Wanwei typically engages other distributors that have distribution channels that accommodate the distribution of over-the-counter medicines, in addition to selling directly to drug stores.
     Wanwei currently distributes approximately 820 products to more than 350 customers. The five highest revenue producing products distributed by Wanwei are:
•	Glurenorm. Glurenorm, manufactured by Beijing Shuanghe under a license from Boehringer Ingelheim, is an oral antidiabetic medication used to treat patients with adult maturity onset or non-insulin dependent diabetes. Wanwei began distributing this product in 2002 under a non-exclusive agreement covering Beijing. The contract is renewable annually on December 3 and is subject to minimum annual sales. Sales of Glurenorm amounted to 15.2% and 19.8% of Wanwei’s total sales for 2007 and 2006.

•	Xingnaojing. Xingnaojing, manufactured by Jiangxi Jimin Pharmaceutical Co., Ltd., is an injectible medication used in the treatment of strokes. Wanwei began distributing this product in 1997 under a non-exclusive agreement covering Beijing. The contract is renewable annually and is not subject to minimum annual sales. Sales of Xinguaojing amounted to 8.5% and 2.4% of Wanwei’s total sales for 2007 and 2006.

•	Ferrous Succinate Tablets. Ferrous Succinate Tablets, manufactured by Jinling Pharmaceutical Joint Stock Company, are used to prevent and treat anemia due to lack of iron. Wanwei began distributing this product in 1997 under a non-exclusive distribution arrangement covering Beijing. The contract is renewed annually on December 31 and is not subject to minimum annual sales. Sales of Ferrous Succinate Tablets amounted to 4.8% and 5.0% of Wanwei’s total sales for 2007 and 2006.

•	Anpo. Anpo, or ritodrine hydrochloride, manufactured by Taiwan Biotech Co. Ltd. is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. In July 2006, we entered into an agreement with Taiwan Biotech Co. Ltd. to serve as the exclusive distributor of Anpo in mainland China. The terms of this agreement is five years, subject to earlier termination, among other things, by Taiwan Biotech Co. Ltd. in the event that we do not meet certain minimum annual sales requirements set forth in the agreement. Sales of Anpo amounted to 4.7% and 0.7% of Wanwei’s total sales for 2007 and 2006.

•	Propess. Propess, manufactured by Cytokine PharmaScienics, Inc. is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. We entered into an agreement with Cytokine in August 2005, under which we have the exclusive right to market, promote and distribute Propess in China. The term of this agreement is five years, subject to earlier termination, among other things, by Cytokine in the event that we do not meet certain minimum annual purchase requirements set forth in the agreement during any two consecutive years. The agreement will automatically renew for two-year terms unless earlier terminated as described above or unless either party gives notice of termination at least six months prior to the beginning of the particular renewal period. Sales of Propess amounted to 4.6% and 2.5% of Wanwei’s total sales for 2007 and 2006.

Regulation of the Pharmaceutical Distribution Industry in China
     The following discussion describes certain Chinese laws, rules and regulations. We believe that we are currently in compliance with each of the laws, rules and regulations described below as they apply to us.
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
Permits and Licenses for Pharmaceutical Distribution Enterprises
     Before any pharmaceutical distribution enterprise, including any wholesaler or retailer, can distribute pharmaceutical products in China, it must obtain a pharmaceutical distribution permit issued by the appropriate provincial or county level SFDA where the pharmaceutical distribution enterprise is located. The granting of a pharmaceutical distribution permit is subject to an inspection of the premises and facilities, warehouse, hygiene environment, quality control systems, personnel and equipment of such enterprise. The pharmaceutical distribution permit is valid for five years. Pharmaceutical distribution enterprises must apply for renewal of their pharmaceutical distribution permit no later than six months prior to the expiration date of the license with the appropriate governmental authority. Wanwei’s pharmaceutical distribution permit was renewed on March 31, 2005.
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
     Wanwei obtained its GSP certificate on April 3, 2003 and is in the process of renewing its certificate which remains valid until April 3, 2008.
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
     Approximately 35.0% and 32.8% of all the medicines distributed by Wanwei were listed in the Insurance Catalogue during the fiscal years ended December 31, 2007 and 2006, respectively, representing 57.6% and 58.2% of Wanwei’s total revenues.
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
Employees
     Substantially all of our employees are located in China. As of December 31, 2007, we had 234 full time employees, 85 of whom were management, finance or administrative employees, and 149 of whom were sales and marketing employees. We have not experienced any strikes or other labor disturbances that have interfered with our operations, and we believe that the relationship between our management and our employees is good. Following the completion of our acquisition of all of the equity interests of Sunstone in February 2008, we had 1,163 full time employees.
     We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, we contributed the following amounts to these funds:

Year	Contribution in US Dollars*	Contribution in RMB
2007	$488,166	RMB	3,476,669
2006	$181,853	RMB	1,405,542
2005	$43,330	RMB	348,303

*	Based on exchange rates in effect at March 1 of the following year. For the 2007 contributions the March 3, 2008 exchange rate was used.
     We expect the amount of contribution to the government’s social insurance funds to increase in 2008 as we expand our workforce and operations and consolidate the operations of Sunstone.
Executive Officers
     The following table identifies our current executive officers:

Name	Age	Position
David Gao	57	Chief Executive Officer and Director
Zhiqiang Han	43	President, BMP Sunstone China and Director
Fred M Powell	46	Chief Financial Officer
Yanping Zhao	46	Corporate Vice President
     David (Xiaoying) Gao has served as our Chief Executive Officer since February 2004. Since February 2002, Mr. Gao has served as Chairman of BMP China’s board of directors. Mr. Gao served as President and director of Abacus Investments, Ltd., a private wealth management company, from August 2003 until June 2004, and as Chief Executive Officer of Abacus from July 2003 to June 2004. From 1989 to 2002, Mr. Gao held various positions at Motorola, Inc., a publicly-traded company specializing in wireless, broadband and automotive communications technologies and embedded electronic products, including: Vice President and Director, Integrated Electronic System Sector, Asia-Pacific operation, from 1998 to 2002; Member, Motorola Asia Pacific Management Board, Management Board of Motorola Japan Ltd., from 2000 to 2002; and Motorola China Management Board from 1996 to 2002. Mr. Gao holds a BSC in Mechanical Engineering from the Beijing Institute of Technology, a BSC in Mechanical Engineering from Hanover University, Germany, and an M.B.A. from The Massachusetts Institute of Technology.
     Zhiqiang Han joined us as President, BMP Sunstone China upon the completion of the 51% acquisition of Sunstone on February 18, 2008. Mr. Han served as the General Manager of Sunstone (Tangshan) Pharmaceutical Corporation, Ltd. from April 1994 through the February 2008. From November 1993 through April 1996, Mr. Han was General Manager, Tangshan Changrong Pharmaceutical Corporation, Ltd. From April 1986 through November 1993, Mr. Han was Assistant to Factory Director in Tangshan Women and Children Pharmaceutical Factory. From October 1983 through October 1985 Mr. Han served as a Researcher at Tangshan Chemical Research Institute. Mr. Han is the Vice Chairman of China OTC Association, Director for Tangshan Pharmaceutical Industry Association and Vice Director of Hebei Pharmaceutical Industry Association. Mr. Han has a Bachelor of Science degree from Shenyang Pharmaceutical University and an MBA from Dalian University of Technology.
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
     Yanping Zhao joined us as our Corporate Vice President in October 2007. From September 2000 until September 2007, Ms. Zhao served as Vice President and Executive Director, Sino Biopharmaceutical Limited, a Hong Kong Stock Exchange listed company. From September 1992 through August 2000, Ms. Zhao served in senior management positions, with Chia Tai Pharmaceutical Group. From July 1983 through August 1992, Ms. Zhao served as Director China Nei Mengu Autonomous Region Medicine and Health Products Import & Export Corporation. Ms. Zhao has a Pharmaceutical degree from Shenyang Pharmaceutical University and an MBA from Dalian University of Technology.
     We file annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We make available free of charge our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our Internet website, www.beijingmedpharm.com. We are not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
     Our businesses and operations are subject to a number of risks and uncertainties as described below, but these risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occur, they may materially harm our business, our financial condition or our results of operations which in turn could adversely affect the market price of our common stock.
Risks Relating to Our Business
We have a history of operating losses and anticipate that we will continue to incur losses for the foreseeable future.
     We are an early stage company with a limited operating history. Since our inception, we have incurred significant operating losses. As of December 31, 2007, we had an accumulated deficit of approximately $27.6 million. We expect to continue to incur significant and increasing operating expenses, including operating expenses relating to attracting and retaining a larger employee workforce. In addition we expect to incur significant capital expenditures as a result of our acquisition of Sunstone. In the next 24 months, our capital requirements are likely to increase, particularly as we pursue internal growth, add personnel, fund inventory purchases and support increased levels of accounts receivables prior to receiving collections from our customers and expend additional funds to maintain our status as a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.
     As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.
Acquisition related accounting impairment and amortization charges may delay and reduce the combined company’s profitability.
     Our 49% investment in Hong Kong Health Care is included in our financial statements under the equity method of accounting. The remaining 51% acquisition of Hong Kong Health Care will be accounted for under the purchase method of accounting. Any excess of the value of the consideration paid by us at the date the acquisition is completed over the fair value of the identifiable tangible and intangible assets of Hong Kong Health Care and Sunstone will be treated as excess of purchase price over the fair value of net assets acquired (commonly known as goodwill). Under current accounting standards, intangible assets will be amortized to expense over their estimated useful lives, which will affect our post-acquisition profitability over several years beginning in the period in which the acquisition is completed. In addition, goodwill will be tested on an annual basis for impairment, which may result in additional accounting impairment charges. Although we have preliminarily allocated the purchase price for the acquisition of the issued share capital in Hong Kong Health Care to the various assets and liabilities of Hong Kong Health Care and Sunstone (with the balance of the purchase price being allocated to goodwill), we may change this allocation as we obtain additional information regarding the assets and liabilities of Hong Kong Health Care and Sunstone.
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
     Future acquisitions or joint ventures, including our potential transactions with Rongheng and Biaodian Medical Information Co., Ltd., or Biaodian, may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:
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
If we and Sunstone are not able to integrate their combined operations into a cohesive operating unit in a timely manner, the anticipated benefits of the acquisition may not be realized in a timely fashion, or at all, and our existing businesses may be adversely affected.
     The success of the acquisition of Hong Kong Health Care will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies of combining the operations of Sunstone with ours and our ability to effectively utilize the additional resources we will have following the acquisition. The acquisition involves risks related to the integration and management of acquired technology and operations and personnel. The integration of our and Sunstone’s operations will be a complex, time-consuming and potentially expensive process and may disrupt the combined company’s business if not completed in a timely and efficient manner. During such process, difficulties may be encountered by the combined company in connection with, or as a result of, the following:
•	the integration of administrative, financial and operating resources and the coordination of marketing and sales efforts;

•	the diversion of management’s attention from other ongoing business concerns; and

•	potential conflicts between business cultures.
     This integration may be especially difficult and unpredictable because our executive headquarters are based in Pennsylvania, and all of Sunstone’s operations are based in China. We may not succeed in integrating Sunstone’s business with our own. If we fail to successfully integrate our businesses and/or fail to realize the intended benefits of the acquisition, we could experience a material adverse effect on our business, operating results and financial condition. To achieve the anticipated benefits of the acquisition, we will need to, among other things:
•	demonstrate to vendors, suppliers and customers that the acquisition will not result in adverse changes to customer service standards or business focus; and

•	effectively control the progress of the integration process and the associated costs.
     Our assessment of the potential synergies and cost savings is preliminary and subject to change. We may need to incur additional costs to realize the potential synergies and cost savings, and there can be no assurance that such costs will not be material.
The integration of Sunstone with our existing business will make substantial demands on our resources, which could divert needed attention away from our other operations.
     Our integration of Sunstone with our existing business will make substantial demands on our management, operational resources and financial and internal control systems. Our future operating results will depend in part on our ability to continue to implement and improve our operating and financial controls. The devotion of management’s time to the integration of Sunstone with our business may limit the time available to management to attend to other operational, financial and strategic issues of our company. If our post-acquisition management focuses too much time, money and effort on the integration of our and Sunstone’s operations and assets, they may not be able to execute the combined company’s overall business strategy or realize the anticipated benefits of the acquisition.
The commercial success of our products depends upon the degree of market acceptance among the medical community. Failure to attain market acceptance among the medical community would have an adverse impact on our operations and profitability.

     The commercial success of our products depends upon the degree of market acceptance they achieve among the Chinese medical community, particularly physicians and hospitals. Physicians might not prescribe or recommend our products to patients, and procurement departments of hospitals might not purchase our products. The acceptance of any of our products among the medical community will depend upon several factors, including:
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
We may experience delays in product introduction and marketing or interruptions in supply.
     Our revenues are dependent on the ability of the manufacturers and distributors with which we associate to supply and distribute product to our customers.
     If delays occur, or manufacturers and distributors are unable to supply and distribute product to our customers in a timely manner, our operating results and financial condition will suffer. In addition, our contracts with pharmaceutical owners and manufacturers relating to some of the products in our product portfolio have a limited duration and have minimum sales requirements that, if not met, could lead to termination or non-renewal of the contract, or the ability of the manufacturer to render the contract non-exclusive, which could harm our revenues. In addition, Sunstone purchases raw materials from a limited number of suppliers, but we believe that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.
Sales of Sunstone products could decline or be inhibited if supplier relationships are disrupted by the acquisition, which would harm our business.
     The acquisition may have the effect of disrupting relationships between Sunstone and its suppliers. Sunstone’s suppliers may delay or alter delivery patterns during the pendency of and following the acquisition transaction. Suppliers may delay production orders and shipments as they evaluate the acquisition. Any significant delay or reduction in deliveries of Sunstone’s products could disrupt our relationships with our customers and cause our sales to decline following the acquisition, which could cause our operating results to be lower than expected. This could harm our business and cause a decline in our stock price.
We may be unable to compete successfully against new and existing competitors.
     We operate in a highly competitive market with few barriers to entry. We expect that competition will continue to intensify. As we expand our operations in the pharmaceutical distribution business, we will encounter competition from other companies in the distribution business, and we may face future competition from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors, including China National Pharmaceutical Group Corporation, Shanghai Pharmaceutical Group Company Ltd., Shanghai Leiyunshang Company Ltd. and Anhui Huayuan Pharmaceutical Company Ltd., have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.
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
We could be exposed to unknown liabilities of Hong Kong Health Care and Sunstone, which could cause us to incur substantial financial obligations and harm our business.
     If there are liabilities of Hong Kong Health Care and Sunstone of which we are not aware, in all likelihood, we have assumed these liabilities and may have little or no recourse against the Sellers. If we were to discover that there were intentional misrepresentations made to us by the individuals (or their representatives) that sold Hong Kong Health Care to us, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the applicable purchase agreement. However, there is no assurance that legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could adversely affect our financial condition and harm our business.
We may be unable to obtain additional capital when necessary and on terms that are acceptable to us.
     We anticipate that our December 31, 2007 cash and cash equivalents in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private equity financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.
We may be unsuccessful in attracting or retaining key sales, marketing and other personnel.
     The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. BMP China’s, Sunstone’s and Wanwei’s sales and marketing personnel carry out critical promotional and sales activities of BMP China, Sunstone and Wanwei. We depend, and will continue to depend in the foreseeable future, on the personal efforts and abilities of David Gao, our chief executive officer, Zhiqiang Han, our President, China, Fred M. Powell, our chief financial officer, and Yanping Zhao, our corporate vice president, and other officers and key employees. The loss of these officers or our other key management persons could harm our business and prospects for growth. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.
The Company’s failure to retain current key employees and attract additional qualified personnel could prevent it from implementing its business strategy or operating its business effectively and from achieving the full benefits of the acquisition.
     In addition to the abilities and continued services of our current executive management team, the combined company’s success depends in large part on the abilities and continued service of each of the current executives of Hong Kong Health Care and Sunstone, as well as our other key employees. Although we have employment agreements in place with each of our current executive officers, the combined company may not be able to retain the services of these individuals and the loss of their services, in the absence of adequate replacements, would harm the combined company’s ability to implement its business strategy and operate its business effectively.
     In addition, in order to support the Company’s continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder the combined company’s plans for growth. Competition for such personnel is intense, and there can be no assurance that the combined company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could prevent the combined company from achieving the full benefits of the acquisition and executing its planned growth strategy.
We may be unable to manage our growth effectively.
     Our business strategy is based on the assumption that we will acquire additional distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:
•	continue to improve our financial and management controls and reporting systems and procedures to support the proposed expansion of our business operations as a result of our acquisition of Sunstone and the acquisition of any additional distribution channels in the future; and

•	locate or hire, at reasonable compensation rates, qualified personnel and other employees necessary to expand our capacity in order to accommodate the proposed expansion of our business operations.
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
Product sales by Sunstone are concentrated in a limited number of products.
     Sunstone derives a substantial portion of its revenue from the sales of Pediatric Paracetamol and Amantadine Hydrochloride Granules, Xiao’er Huatan Zhike Granules, Xiao’er Kechuan Ling Oral Solution, Jianer Xiahoshi Oral Solution, and Compound Zedoary Turmeric Oil. Sales of these products accounted for 88% and 87% of Hong Kong Health Care’s total revenues for the year ended December 31, 2007 and 2006, respectively. As Hong Kong Health Care expects sales of these products to continue to comprise a substantial portion of total revenues in the future, any factors adversely affecting the sales of any of these products will have a material adverse effect on Hong Kong Health Care’s business, financial condition and results of operations.
Competition for sales to pharmaceutical distributors in China is intense.
     Sunstone sells its products to approximately 350 pharmaceutical distributors in China. Sales to distributors account for substantially all of Sunstone’s revenues. Sunstone does not have distribution agreements longer than two years and competes for desired distributors with other pharmaceutical manufacturers. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of Sunstone’s distribution network, including its failure to renew its existing distribution agreements with desired distributors, could negatively affect its ability to effectively sell its products and could materially and adversely affect its business, financial condition and results of operations.
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
     Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States and difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If in the future we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.
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
If we are unable to continue to satisfy the regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our stock price could decline.
     The existence of any significant deficiencies in our internal control over financial reporting could, and the existence of material weaknesses in our internal control over financial reporting would, preclude management from concluding that our internal control over financial reporting in the relevant time period is effective. If management or our independent auditors determine in the future that our internal control over financial reporting is not effective, our stock price could decline and we could be subject to investigations or sanctions by regulatory authorities, which could have a material adverse effect on our business, operating results and financial condition.
The auditors of Hong Kong Health Care have determined that there are a material weakness and significant deficiencies in the internal controls over financial reporting of Hong Kong Health Care.
     In connection with their audit of the financial statements of Hong Kong Health Care as of December 31, 2006 and September 30, 2007 and for the year ended December 31, 2006 and the nine-month period ended September 30, 2007, the independent auditors of Hong Kong Health Care issued a report to the Chairman of the Board of Hong Kong Health Care noting that the internal controls of Hong Kong Health Care may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Hong Kong Health Care in amounts that may be material.
     In connection with their audit of the financial statements of Hong Kong Health Care as of December 31, 2007 and for the two-month period ended December 31, 2007, the independent registered public accounting firm of Hong Kong Health Care issued another report to the Chairman of the Board of Hong Kong Health Care noting that the internal controls of Hong Kong Health Care may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Hong Kong Health Care in amounts that may be material.
     Both reports reported one material weakness and a number of significant deficiencies in the internal controls over financial reporting of Hong Kong Health Care. The term material weakness means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis. The term significant deficiency means a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting.
     The reported material weakness of Hong Kong Health Care related generally to the financial reporting process, including accounts closing and financial statement preparation. The auditors noted that Hong Kong Health Care had no clear process, schedule, segregation of duties or review with respect to its financial reporting process and had an accounting and financial reporting team without sufficient knowledge of U.S. generally accepted accounting principles. The reported significant deficiencies of Hong Kong Health Care reported related generally to (i) failure to properly recognize sales and the related accounts receivable, (ii) failure to regularly reconcile delivery of inventories with vendor invoices, (iii) the lack of controls over monitoring and recording of related party transactions, (iv) failure to properly record property, plant and equipment upon receipt, (v) failure to properly recognize research and development expenses and (vi) lack of timely reconciliation of accounting records with the underlying transactions.
     Now that we own all of the issued share capital of Hong Kong Health Care, we intend to improve the internal controls over financial reporting of Hong Kong Health Care. For example, we are incorporating our accounting processes and reporting schedule at Hong Kong Health Care, we plan to add accounting and finance personnel to oversee internal controls for financial reporting, we have begun the process of segregating duties of various tasks being performed by the personnel of Hong Kong Health Care and we plan on implementing training programs on U.S. generally accepted accounting principles. The implementation of this process began during the first quarter of fiscal 2008 and is expected to be completed during 2008. We do not believe that the costs associated with these improvements will have a material adverse affect on our financial condition. However, despite these steps, we may experience reportable conditions, material weaknesses and significant deficiencies in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our auditors will determine that the material weakness and significant deficiencies have been remedied by the end of our fiscal year ended December 31, 2008.
We may not achieve our projected development goals in the time frames we announce and expect.
     We set goals for timing of the accomplishment of objectives material to our success, such as the receipt of regulatory approval for our acquisitions, commencement and completion of clinical trials, anticipated regulatory submission and approval dates and timing of product launches. The actual timing of these events can vary dramatically due to factors beyond our control, such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process and delays in achieving manufacturing or marketing arrangements sufficient to commercialize our products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. Any failure to achieve one or more of these milestones as planned could have a material adverse effect on our business, operating results and financial condition.

We are a holding company with no operations of our own and depend on our subsidiaries for revenue.
     We are a holding company with no significant assets other than our equity interests in BMP China, Wanwei and Hong Kong Health Care. We rely on dividends, loans and other payments to us by BMP China, Wanwei, Hong Kong Health Care and any other future acquired entities in China. As of December 31, 2007, we had an accumulated deficit of approximately $27.6 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we may not be able to pay dividends or service any debt that we may incur. In addition, if BMP China, Wanwei, Hong Kong Health Care or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
     In addition, our corporate structure may restrict the distribution of dividends to our stockholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China, Wanwei and Sunstone are, and any future subsidiaries will be, required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends.
Risks Relating to Our Acquisitions
We may be unable to acquire, or may be delayed in acquiring, Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng.
     On March 15, 2007, we entered into a definitive agreement for the acquisition of Rongheng with Orient International Holding Shanghai Rongheng International Trading Co., Ltd. and Shanghai CAS Shenglongda Biotech (Group) Co., Ltd. to purchase a 63% equity interest in Rongheng. On February 1, 2008, the Ministry of Commerce of the People’s Republic of China, or MOFCOM, approved the acquisition. The transaction is subject to a number of conditions, including conditions that are outside of our control. As a result, we can provide no assurance that our proposed acquisition of Rongheng will be completed in the expected time frame or at all. Our inability to acquire, or delays in acquiring, Rongheng also would impact adversely our ability to execute our business strategy and, consequently, could have a material adverse effect on our business, operating results and financial condition.
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
     Our operating subsidiaries, BMP China, Wanwei and Sunstone, are organized and located in China. China currently is transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:
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
     Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On December 31, 2007, the exchange rate of United States dollar to RMB was approximately 1 to 7.3. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
     Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As wholly foreign-owned enterprises, BMP China, Wanwei and Sunstone are required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. BMP China is required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of BMP China’s or Wanwei’s registered capital, which, as of December 31, 2007, was approximately $5.7 million and $4.75 million.
     In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of BMP China, Wanwei and Sunstone could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.
We may be restricted in our ability to transfer funds to our Chinese operating subsidiaries, which may restrict our ability to act in response to changing market conditions.
     Any transfer by us of funds to our Chinese subsidiaries through a stockholder loan and the ability for our Chinese subsidiaries to obtain an RMB loan secured by us or other foreign institutions are subject to registration with China’s State Administration of Foreign Exchange. If the sum of the aggregated medium-term and long-term external debts, the outstanding short-term external debts and RMB loans secured by foreign institution(s) of a Chinese subsidiary is less than the difference between its total investment amount and its registered capital, the Chinese subsidiary is required to apply to the appropriate examination and approval authority to increase its total investment amount. Accordingly, any transfer of funds from us, directly or indirectly, to any of our Chinese subsidiaries by means of increasing its registered capital is subject to approval by the appropriate examination and approval authorities in China. This limitation on the free flow of funds between us and our Chinese subsidiaries may restrict our ability to react to changing market conditions.
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
     We currently conduct our business primarily through our wholly-owned operating subsidiaries, BMP China, Wanwei and Hong Kong Health Care, and expect in the future to conduct our business through BMP China, Wanwei, Sunstone and other subsidiaries organized in China that we acquire, which are and will be organized in China. These subsidiaries generally are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements, and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations, and rules involves uncertainties that may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
     We are subject to the United States Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
Remedial measures undertaken by Sunstone may not prevent recurrences of certain of its historical business practices.
     In the course of our due diligence activities in connection with the acquisition of 49% of the issued share capital of Hong Kong Health Care, we learned that certain Sunstone employees made unauthorized payments to hospitals and physicians in order to promote Sunstone’s products. Prior to the completion of our acquisition of the 49% interest in Sunstone, we required Sunstone to supplement existing remedial measures with the necessary elements of a compliance program in order to provide us with reasonable assurance that no such practices will occur at Sunstone after we acquired our 49% interest. If these practices continue at Sunstone, in addition to any liabilities Sunstone may face under Chinese law, to the extent that Sunstone employees make any illicit payments to government-owned hospitals or government-employed physicians, we may be exposed to liabilities under the FCPA. Any determination that we violated the FCPA could subject us to civil and criminal penalties, including fines and debarment from certain United States government programs and licenses, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Relating to Pharmaceutical Distribution in China and Wanwei and Sunstone
The absence of express laws and regulations in China regarding foreign investment in China’s pharmaceutical distribution sector may cause uncertainty.
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
     Under Chinese law, all pharmaceutical wholesale and retail enterprises engaging in the pharmaceutical distribution business must obtain a pharmaceutical distribution permit, and must comply with GSP standards and obtain a GSP certificate. Both the permit and certificate are valid for five years and are subject to renewal and reassessment by the relevant Chinese authorities, and the standards of compliance required in relation thereto may from time to time be subject to change. Any changes in compliance standards, or any new laws or regulations that prohibit or render it more restrictive for Wanwei or other pharmaceutical distribution enterprises we may acquire in the future to conduct their business or that increase their compliance costs may adversely affect their or our operations and profitability.
     Wanwei has previously obtained a GSP certificate and pharmaceutical distribution permit. Wanwei is in the process of renewing its GSP certificate which will expire on April 3, 2008. Wanwei’s pharmaceutical distribution permit will expire on February 2, 2010. Although we do not believe that Wanwei will be unable to obtain renewals of its GSP certificate and pharmaceutical distribution permit in the future, its ability to do so is primarily outside of its or our control. Any failure by Wanwei to obtain renewals of its GSP certificate or pharmaceutical distribution permit may have a material adverse effect on its operations by restricting its ability to carry out its pharmaceutical distribution business, among other things.
Anti-corruption measures taken by the Chinese government to correct improper sales practices in the pharmaceutical industry could adversely affect our revenue and reputation.
     The Chinese government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical manufacturers in connection with the prescription of a certain drug. While we maintain strict anti-corruption policies, these policies may not be effective. We are aware of past violations of these anti-corruption measures by employees of companies we have acquired or are in the process of acquiring. If the Chinese government takes enforcement action against us as a result of improper sales practices, our inventory may be seized and our practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.
     In addition, Chinese government-sponsored anti-corruption campaigns from time to time could have a chilling effect on our efforts to reach new hospital customers. Our sales representatives primarily rely on hospital visits to better educate physicians on our products and promote our brand awareness. Recently, there have been occasions on which our sales representatives were denied access to hospitals in order to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products will be adversely affected.
Price control regulations may decrease our profitability.
     The prices of certain medicines Wanwei distributes, including those listed in the Chinese government’s catalogue of medications that are reimbursable under the Insurance Catalogue, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases.

     Revenues from products distributed by Wanwei that are subject to price controls accounted for a total of approximately 57.6% and 58.2% of Wanwei’s total revenues in the years ended December 31, 2007 and 2006. Hence, the prices of these medicines could not be increased at Wanwei’s discretion above the price ceiling without prior government approval. It is uncertain whether Wanwei would be able to obtain the necessary approvals to increase the prices of these medicines. This could affect Wanwei’s ability to maximize its profits or to profitably sell these products.
     Sunstone only sells its products through distributors, the controls over retail prices could have a corresponding effect on the wholesale prices. Certain of Sunstone’s products are subject to price controls and accordingly, the price of such products could not be increased at Sunstone’s discretion above the relevant controlled price ceiling without prior governmental approval. In addition, the price of such products may also be adjusted downward by the relevant government authorities in the future. Such price controls, especially downward price adjustment, may negatively affect Sunstone’s revenue and profitability.
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
If the medicines Wanwei distributes and Sunstone manufactures are replaced by other medicines or are removed from China’s Insurance Catalogue in the future, our revenue may suffer.
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
     Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market. From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 39,466,026 shares of common stock outstanding as of March 10, 2008. 7,907,484 of these outstanding shares are held by Abacus, 4,615,578 by Artis Capital Management, LP who may be deemed to be our “affiliate” as that term is defined under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and would be subject to Rule 144. Sales of substantial amounts of our common stock over limited time periods would likely materially decrease the market price of our common stock.

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
A substantial number of shares will be eligible for future sale by Zhiqiang Han and Zhijun Tong and the sale of those shares could adversely affect our stock price.
     Within eighteen months of the closing of the acquisition of 51% of the issued share capital in Hong Kong Health Care, we will prepare and file with the SEC a registration statement to enable the resale of the 8,000,000 shares of our common stock issued to the individuals that sold Hong Kong Health Care (Zhiqiang Han and Zhijun Tong) from time to time through Nasdaq or in privately-negotiated transactions, and we will use our reasonable efforts to cause this registration statement to become effective.

     Once this registration statement becomes effective, all of those 8,000,000 shares will become eligible for immediate public sale, which could adversely affect the public market for our common stock if a significant portion of these shares were to be offered for sale at any given time and therefore affect the value of any of our shares that you may own. Although Zhiqiang Han and Zhijun Tong will be subject to time-based restrictions on transferring the shares and will be subject to our right of first offer, such protections may not be effective in limiting the sale of the 8,000,000 shares. Any of such sales could cause a significant decline in the market price for our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462. We lease this office space under a lease with American Executive Centers, Inc. at a rent of $5,586 per month. This lease agreement expires in January 2009.
     BMP China’s principal executive and business offices are located in Beijing. On December 1, 2007, BMP China entered into an office lease agreement for the lease of 1,063 square meters of office space located in the Min Sheng Life Plaza at East Third Ring Road, North, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on November 30, 2012. The total monthly rental rate, including property management and associated fees, is RMB 176,234 ($24,745 per month as of March 3, 2008).
     Wanwei has a lease agreement with Wanhui Group for the lease of its office building, covering approximately 1,040 square meters. This lease agreement expired in December 2007 and is extended on a monthly basis. The total monthly rental rate is RMB 54,450 ($7,645 per month as of March 3, 2008). Rent is required to be paid on a quarterly basis.
     On October 1, 2007, Wanwei has entered into an office lease agreement for the lease of 811 square meters of office space located in Hua Teng Plaza at Building 195, East Fourth Ring Road Middle, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on September 30, 2012. The total monthly rental rate is RMB 56,736 ($7,966 per month as of March 3, 2008).
     Wanwei has a lease agreement with Wanhui Group for the lease of its warehouse, covering an area of approximately 6,850 square meters. This lease agreement expired in December 2007 and is extended on a monthly basis . The total monthly rental rate is RMB 55,542 per month, or ($7,798 per month as of March 3, 2008). Rent is required to be paid on a quarterly basis.
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
     There were no matters submitted to security holders for the year ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market under the trading symbol “BJGP.” From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. From February 22, 2006 to August 9, 2006, our common stock was quoted on the Over-the-Counter Bulletin Board under the trading symbol “BJGP.OB.” Prior to that, our common stock was quoted on the Pink Sheets under the symbol “BJGP.PK.” The following table shows the high and low closing sales prices of our common stock for each quarter of the fiscal year ended December 31, 2007 and for each quarter of the fiscal year ended December 31, 2006. The quotations from the Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low
2007:
Fourth quarter, ended December 31, 2007	$13.20	$9.07
Third quarter, ended September 30, 2007	11.65	8.18
Second quarter, ended June 30, 2007	11.62	7.47
First quarter, ended March 31, 2007	9.46	6.45

2006:
Fourth quarter, ended December 31, 2006	6.50	4.16
Third quarter, ended September 30, 2006	5.00	4.06
Second quarter, ended June 30, 2006	4.90	4.15
First quarter, ended March 31, 2006	5.00	3.45
     On March 13, 2008, the closing price of our common stock was $7.93. As of March 10, 2008, we had approximately 140 holders of record of our common stock.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BMP SUNSTONE CORPORATION,
NASDAQ MARKET INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON JULY 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007
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

ITEM 6. SELECTED FINANCIAL DATA
     The following tables presents selected financial data with respect to us for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003. We derived the selected financial data for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our audited financial statements. The selected financial data appearing in this section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net revenues	$31,002,881	$24,258,269	$4,179,168	$209,304	$933,025
Cost of sales	26,715,615	22,312,650	4,979,911	317,777	664,813

Gross Margin (loss)	4,287,266	1,945,619	(800,743)	(108,473)	268,212

Operating expenses:
Sales and marketing expenses	4,377,574	2,687,122	406,799	63,334	36,098
General and administrative expenses	10,760,351	5,825,922	4,405,893	2,201,009	224,114
Loss on disposal of assets	19,586	364,140	—	—	—

Total operating expenses	15,157,511	8,877,184	4,812,692	2,264,343	260,212

Loss from operations	(10,870,245)	(6,931,565)	(5,613,435)	(2,372,816)	8,000
Interest income (expense), net	(567,418)	101,577	(37 ,329)	71,197	(496)
Equity Method investment loss	(263,966)	—	—	—	—
Other income	81,342	33,904	6,773	—	—
Provision for income taxes	15,000	—	(79 ,767)	—	(2,178)

Net income (loss) applicable to common stockholders	$(11,635,287)	$(6,796,084)	$(5,723,758)	$(2,301,619)	$5,326

Basic and diluted net income (loss) per common share	$(0.41)	$(0.30)	$(0.31)	$(0.16)	$0.00

Weighted average diluted common shares outstanding*	28,119,577	22,864,039	18,569,353	14,742,822	7,807,509

*	The number of weighted average shares for the years ended December 31, 2004 and 2003 equate to the number of shares issued to Abacus upon our acquisition of BMP China, which was wholly-owned by Abacus.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$22,837,103	$15,330,606	$6,905,911	$6,267,672	$56,280
Total assets	80,923,200	27,516,550	16,676,681	7,552,936	104,599
Total liabilities	31,913,550	8,956,766	9,277,853	795,235	132,698

Total stockholders’ equity (deficit)	$49,009,650	$18,559,784	$7,398,828	$6,757,701	$(28,099)

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
Overview
     BMP Sunstone Corporation (formerly known as Beijing Med-Pharm Corporation), a Delaware corporation, is a pharmaceutical and over-the-counter, or OTC, manufacturing, marketing and distribution company based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. These services include:
•	pre-market entry analysis;
•	clinical trial management;
•	product registration;
•	market research;
•	pharmaceutical marketing to physicians, hospitals and other healthcare providers;
•	OTC marketing to retail pharmacies; and
•	pharmaceutical distribution.
     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Hong Kong Fly International Health Care Limited, or Hong Kong Health Care which holds a 100% equity interest in Sunstone. On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd., and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Hong Kong Health Care that we had not already acquired in exchange for up to 8 million shares based on our quarterly average market price two days before and after the date of the Sale and Purchase Agreement of September 28, 2007. For the period November 1, 2007 through February 17, 2008, we accounted for Hong Kong Health Care as an equity investee. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Hong Kong Health Care that we had not already acquired in exchange for up to 8 million shares based on our quarterly average market price two days before and after the date of the Sales and Purchase Agreement of September 28, 2007 was approximately US $94.7 million.
Financial Overview
     The vast majority of our revenues consist of revenues from the distribution of pharmaceutical products in China through our wholly-owned subsidiary Wanwei.
     Since our inception, we have generated significant losses. As of December 31, 2007, we had an accumulated deficit of approximately $27.6 million.
     Our future success will depend on expanding sales of our current products, obtaining additional promotional and market research agreements and licensing rights for China, expanding our OTC sales through Sunstone as well as acquiring additional distribution companies currently operating throughout China. During 2007 and 2006, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical and OTC products and products in development from western pharmaceutical companies for marketing and distribution in China.

Liquidity and Capital Resources
     As of December 31, 2007, we had unrestricted cash and cash equivalents of approximately $22.8 million, which represented 28% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
     Since we acquired BMP China in February 2004, we have funded our operations through the issuance of shares of our common stock and debt. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”).
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
     On August 17, 2007, pursuant to a registered direct public offering, we issued 3,470,557 units, consisting of (i) one share of our common stock and (ii) warrants to purchase two-tenths of a share of our common stock at an exercise price of $9.37 per share, for a purchase price of $9.395 per unit, which yielded gross proceeds to us of approximately $32.6 million and net proceeds to us of approximately $30.6 million (the “Fourth Financing”). The issuance resulted in the issuance of an aggregate of 3,470,557 shares of our common stock and warrants to purchase 694,111 shares of our common stock. In August 2007, we also issued 60,897 shares of our common stock as compensation for placement agent services provided in connection with this registered direct public offering.
     On November 2, 2007, we completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, includes warrants with a five year term to purchase an aggregate of 575,000 shares of our common stock and warrants with an eighteen month term to purchase an aggregate of 462,580 shares of our common stock. The net proceeds from the offering were approximately $21.9 million.
     Our cash resources have primarily been devoted to payment of salaries and wages for our employees, acquisitions, inventory, professional fees, and fees related to sales and promotion of our current products.
     We currently plan to use the remaining proceeds primarily to fund:
•	our operating expenses and general working capital;

•	the marketing of our current and future products; and

•	our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng.
     We anticipate that our December 31, 2007 balance of approximately $22.8 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $13,441,000 for the year ended December 31, 2007. This amount principally reflected our net loss of $11,635,000, partially offset by $3,080,000 in non-cash charges including stock-based compensation expense of $1,734,000, amortization of debt discount and debt issuance costs of $651,000, equity method investment loss of $264,000, intangible amortization of $256,000, depreciation of $111,000, bad debt expense of $44,000 and loss on disposal of $20,000. In addition, we generated $4,937,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2007. The most significant changes were the increases in accounts payable of $2,720,000, accrued expenses of $2,084,000 and deferred revenue of $133,000. Offsetting these changes were increases in accounts receivable of $4,514,000, other assets of $2,773,000, prepaid and other current assets of $1,007,000, inventory of $928,000, other receivables of $370,000 and value added taxes receivables of $231,000.
     Cash used in investing activities was $34,543,000 and reflects the acquisition payment for Sunstone of $33,107,000, note receivable from Rong Heng of $659,000, the acquisition of property and equipment of $563,000 and the final payment of $214,000 for Wanwei. Net cash provided by financing activities was $55,162,000, consisted primarily of $30,603,000 net proceeds from the Fourth Financing, $21,870,000 proceeds from issuance of long term debt and warrants, $4,397,000 from the exercise of warrants and options, and was offset by $1,032,000 increase in restricted cash as result of the debt financing and $676,000 in reduction of notes payable.
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
Contractual obligations

	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years

Long term debt, including interest	$26,576,494	$2,426,494	$24,150,000	$—
Operating lease obligations	1,867,574	424,893	717,438	725,243

Total contractual obligations	$28,444,068	$2,851,387	$24,867,438	$725,243

Debt obligations
     In December 2005, we entered into a financing agreement for the purchase of enterprise research planning software, first year support and implementation with a financing company. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid. The balance at December 31, 2007 was $116,674.
     On November 1, 2007, we issued an aggregate of $23,000,000 principal amount of $10% Senior Secured Debt (the Debt) due May 1, 2009. The Debt will bear interest of 10% per annum, payable semi-annually in arrears on May 1st and November 1st, commencing May 1, 2008.
Operating lease obligations
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania under a lease agreement that expires January 2009. The lease requires minimum monthly rental payments of $5,586.
     On December 1, 2007, BMP China entered into an office lease agreement for the lease of 1,063 square meters in Beijing, China. The term of the office lease agreement commenced on December 1, 2007 and will expire on November 30, 2012. The lease requires minimum monthly rental payments of RMB 176,234 ($24,745 month as of March 3, 2008)
     On October 1, 2007, Wanwei entered into an office lease agreement for the lease of 811 square meters in Beijing, China. The term of the office lease agreement commenced on December 1, 2007 and will expire on September 30, 2010. The lease requires minimum monthly rental payments of RMB 56,736 ($7,966 per month as of March 3, 2008).
Results of Operations
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
     While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Form 10-K, we believe the following critical accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:
Revenue Recognition
     We recognize distribution revenues and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues consist of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. We recognize commission revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of these agreements revenues are generally receivable within 90 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on historical trends, and information from customers.
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
Contract Allowance
     We have entered into market promotion and distribution agreements with Xiamen International Economic and Trade Company (Xiamen) and pharmaceutical manufacturers for the marketing and promotion of certain products. These agreements stipulate the Company is financially responsible for products that have been ordered by Xiamen at our request. We evaluate the adequacy of our contract allowance at least quarterly and assess the projected sales requirements for each product and the current inventory on hand at Xiamen. If our estimate of sales requirements are too high, our contract allowance will likely be understated and we may be compelled to record additional charges in subsequent periods. During the year ended December 31, 2007, the Company paid Xiamen for all outstanding contract obligations and terminated the marketing and promotion agreements.
Income Taxes
     Income taxes are accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. Specifically, the determination to provide a valuation allowance is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment regarding the utilization of deferred tax assets. In the event we determine that future taxable income likely will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment were to change, we would record a benefit on the consolidated statement of earnings. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefit because the Company has a full valuation allowance against any related deferred tax assets.

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
     In December 2004, the FASB issued SFAS No. 123R, Share-based payment that amends SFAS No. 123, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2007 was $1,733,700, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.
     During the year ended December 31, 2007, we issued options to employees and board members to purchase 887,000 shares of common stock, at exercise prices ranging from $7.95 to $10.90.
Investment Valuation
     For our 49% investment in Hong Kong Health Care that is not fully consolidated but instead is included in our financial statements under the equity method of accounting, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of net assets, including the fair value of identifiable intangible assets is referred to as equity method goodwill. Under SFAS No. 142, this excess cost is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life against our share of investee earnings. We periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. As of December 31, 2007, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted. For more information on our investment in Hong Kong Health Care, see Note 3 to our financial statements included elsewhere in this form 10-K.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006

Net Revenues	$31,002,881	$24,258,269	100%	100%
Cost of Sales	26,715,615	22,312,650	86.2%	92.0%

Gross Margin	4,287,266	1,945,619	13.8%	8.0%

Sales and Marketing Expenses	4,377,574	2,687,122	14.1%	11.1%
General and Administrative Expenses	10,760,351	5,825,922	34.7%	24.0%
Loss on Disposal of Asset	19,586	364,140	0.1%	1.5%

Total Operating Expenses	15,157,511	8,877,184	48.9%	36.6%

Loss From Operations	(10,870,245)	(6,931,565)	-35.1%	-28.6%

Other Income (Expense):
Interest Income	619,925	157,503	2.0%	0.6%
Interest Expense	(1,047,359)	(55,926)	-3.4%	-0.2%
Debt Issuance Cost Amortization	(139,984)	—	-0.5%	0.0%
Equity Method Investment Loss	(263,966)	—	-0.9%	0.0%
Other Income (Expense)	81,342	33,904	0.3%	0.1%

	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006

Total Other Income (Expense)	(750,042)	135,481	-2.4%	0.6%

Loss Before Provision for Income Taxes	(11,620,287)	(6,796,084)	-37.5%	-28.0%
Provision for Income Taxes	15,000	—	0.0%	0.0%

Net Loss	$(11,635,287)	$(6,796,084)	-37.5%	-28.0%

Net Revenue:
     Net revenue was approximately $31,003,000 for the year ended December 31, 2007 as compared with approximately $24,258,000 for the year ended December 31, 2006. Revenue by product categories was as follows:

	Year Ended December 31,
	2007	2006	$ Increase	% Increase

Distribution products	$27,911,000	23,417,000	$4,494,000	19.2%
Licensed products	2,973,000	772,000	2,201,000	285.1%
Registration income	119,000	69,000	50,000	72.5%

	$31,003,000	24,258,000	$6,745,000	27.8%

     The principal component of net revenues is distribution revenues. Distribution revenue for the year ended December 31, 2007, excluding licensed products was $27,911,000 as compared to $23,417,000 for the year ended December 31, 2006. A significant portion of the increase was attributable to Wanwei increasing sales of five of its major products, Xingnaojing, Ferrous Tablet, Jinlong Capsule, Fenle Capsule and Shipurui, which accounted for $2,653,000 of the total increase. We provide sales and marketing and distribution services for Anpo, Galake and Propess with revenue of $2,973,000 for the year ended December 31, 2007 as compared to $772,000 for the year ended December 31, 2006. This increase was the result of continued sales and marketing efforts promoting Propess, our initiating sales of Anpo during the third quarter of 2006 and initiating sales of Galake during the third quarter of 2007. As of December 31, 2007 there were 412 hospitals selling Propess versus 274 as of December 31, 2006. As of December 31, 2007 there were 421 hospitals selling Anpo versus 128 as of December 31, 2006. The remaining revenue represents registration fees.
Cost of Sales:
     Cost of sales was approximately $26,716,000 for the year ended December 31, 2007 as compared with $22,313,000 for the year ended December 31, 2006. The combined gross margin for distribution and licensed products was 13.8% for the year ended December 31, 2007 as compared to 8.0% for the year ended December 31, 2006. This increase in cost of sales is primarily attributable to Wanwei’s revenue growth during the year ended December 31, 2007. The gross margin increase for the year ended December 31, 2007 as compared to December 31, 2006 was due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service. For the year ended December 31, 2007 licensed products accounted for 9.6% of total revenues as compared to 3.2% for the year ended December 31, 2006.
Sales and Marketing Expenses:
     Sales and marketing expenses were $4,378,000 for the year ended December 31, 2007 as compared with $2,687,000 for the year ended December 31, 2006. For the year ended December 31, 2007 sales and marketing expenses related to our licensed products was $2,839,000 as compared $ 1,387,000 for the year ended December 31, 2006. The remaining significant increases in sales and marketing expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were increased consulting expenses of $219,000, salaries and related expenses of $129,000 offset by reduced meetings and seminars of $67,000 and travel of $29,000 .
General and Administrative Expenses:
     General and administrative expenses were approximately $10,760,000 for the year ended December 31, 2007 as compared to $5,826,000 for the year ended December 31, 2006. In November 2007, we entered into an agreement with Novartis to develop and commercialize Enablex in China. The upfront milestone of $2,000,000 was fully expensed in 2007 as general and administrative expense as Enablex is not an approved product for China. Accounting and related Sarbanes Oxley consulting fees increased $660,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 which reflects our Sarbanes Oxley implementation which begun in 2007.

Salaries and related benefits increased $1,137,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily the result of hiring additional senior management during 2007 and 2006, salary increases and an expansion of our administrative and corporate staff in China. Stock-based compensation increased $562,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Other significant increases were for business taxes increased $94,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as the result of additional shares being issued for the Company’s equity financings and corporate communications increased $87,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to an expanded communications program initiated in 2007.
Loss on Disposal of Asset:
     Loss on disposal of asset was $20,000 for the year ended December 31, 2007, a decrease of $344,000, as compared with $364,000 for the year ended December 31, 2006. The decrease is due to replacement of an Enterprise Resource Planning (ERP) system that took place in 2006 and during the year ended December 31, 2007 we only experienced nominal loss on disposals of assets
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. During August 2007, we completed a private placement of shares of our common stock to investors with net proceeds of $30,600,000, net of issuance costs, and in November 2007 we completed a debt financing with net proceeds of $21,870,000. In December 2006, we completed a private placement of our shares of common stock to investors of $14,100,000, net of issuance costs. We received interest income, of $620,000 during the year ended December 31, 2007 and $158,000 in 2006.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing. We had interest expense of $536,000 during the year ended December 31, 2007 and $56,000 in 2006. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of December 31, 2007, the unamortized debt discount amounted to approximately $4,090,000. Total amortization of the debt discount was $511,000 for fiscal year 2007.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $1,120,000 as of December 31, 2007 and $140,000 of debt issuance costs had been amortized for the year ended December 31, 2007.
Equity Method Investment Loss:
     For our 49% investment in Hong Kong Health Care that was not fully consolidated but instead is included in our financial statements under the equity method of accounting, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Hong Kong Health Care generated net income of $1,829,133, or $896,275 for our 49% equity ownership. The total of amortization for the period was $1,160,241 which resulted in a equity method investment loss of $263,966.

Equity in earnings of Hong Kong Health Care for the two months ending December 31, 2007	$896,275
Less adjustments of excess fair value:
Inventory sold	(991,462)
Depreciation expense on buildings	(1,786)
Amortization expense of intangible assets	(166,993)

(1,160,241)

Total equity method investment loss after amortization	$(263,966)

Income Taxes:
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
Cost of Sales:
     Cost of sales was $22,313,000 during the year ended December 31, 2006 as compared with $4,980,000 during the year ended December 31, 2005. This increase is primarily attributable to our acquisition of Wanwei in October 2005. During the year ended December 31, 2006, Wanwei Cost of sales was $22,235,000 as compared to $3,515,000 for the period October 25, 2005 through December 31, 2005.
     Sales and Marketing Expenses:
     Sales and marketing expenses were $2,687,000 for the year ended December 31, 2006 as compared with $407,000 for the year ended December 31, 2005. The significant components of the sales and marketing expenses for the year ended December 31, 2006 were salaries and related expenses totaling $1,048,000, marketing expenses of $429,000 and seminars of $387,000. The increase was the result of our acquisition of Wanwei which was completed in October 2005.

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
Loss on Disposal of Asset:
     Loss on disposal of asset was $364,000 for the year ended December 31, 2006, an increase of $364,000, as compared with zero for the year ended December 31, 2005. The increase was the result of our write-off of the software license and implementation cost of an ERP system during 2006. In 2005 we identified the need to implement an ERP system to provide for our growth. In February 2006, we initiated the implementation of the ERP system, which was planned to be completed by September 30, 2006. During the system implementation, we were made aware of a recently released ERP system that is a better fit for our operations and is expected to be more cost effective. During 2006 we made the determination to discontinue the selected ERP system and to replace it with the recently released system.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We have adopted SFAS No. 155 and it did not have any impact from the adoption on our consolidated financial position, liquidity, or results from operations.
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We have adopted EITF 06-3 in the first quarter of 2007. We present revenues net of sales and value-added taxes in our consolidated statement of operations.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have a material impact on our results from operations or financial position.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial statements.
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company implemented EITF 00-19-2 and it did not have a material impact on our financial statements.
     In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company elected not to adopt SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal year 2009. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”) which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as a separate component of equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management is evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of December 31, 2007, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $384,000. This hypothetical reduction on transactional exposure is based on the difference between December 31, 2007 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of December 31, 2007, our analysis indicated that these hypothetical changes would reduce shareholders' equity by approximately $640,000 or 1% of our December 31, 2007 shareholder equity of $49,009,650.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our financial statements, together with the report of our independent registered public accounting firm, appear at pages F-2 through F-29 respectively, of this Annual Report on Form 10-K.
     The financial statements of Hong Kong Fly International Health Care, Ltd. for the two-month period ended December 31, 2007, together with the report of their independent registered public accounting firm, appear at pages F-30 through F-49 respectively, of this Annual Report on Form 10-K.
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
     (b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our fourth fiscal quarter that materially affected, or is reasonably likely to material affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth below.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of the end of our 2007 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 is effective.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report set forth on page F-3 hereof.
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
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2007:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Column (a))
Equity Compensation Plans Approved by Security Holders	2,920,626	$4.30	1,990,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

	2,920,626	$4.30	1,990,000

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
2. Financial Statement Schedules
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

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1*	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of the of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of the of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of the of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of the of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of the of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.11	Form of Note (Incorporated by reference to Exhibit 4.4 of the of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Filed as Exhibit 10.1 to the August Form 8-K and incorporated herein by reference)

10.16	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

10.17✓*	Employment Agreement, dated as of February 18, 2008, between BMP Sunstone Corporation and Han Zhiqiang

10.18✓*	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping

10.19* **	Agreement dated as of November 22, 2007 by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Limited

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

FINANCIAL STATEMENTS
BMP Sunstone Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
BMP Sunstone Corporation
We have audited the accompanying consolidated balance sheets of BMP Sunstone Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hong Kong Fly International Health Care Limited and subsidiary, the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting. The Company’s equity in the net income of Hong Kong Fly International Health Care Limited and subsidiary was $896,275 for the two months ended December 31, 2007. The financial statements of Hong Kong Fly International Health Care Limited and its subsidiary were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hong Kong Fly International Health Care Limited and subsidiary is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMP Sunstone Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
As described in Note 2 to the consolidated financial statements the Company has adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, effective as of January 1, 2007. In 2006, and as described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BMP Sunstone Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON
Hong Kong
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
BMP Sunstone Corporation
We have audited BMP Sunstone Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, BMP Sunstone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.
/s/ GRANT THORNTON
Hong Kong
March 14, 2008

Consolidated Balance Sheets	BMP Sunstone Corporation and Subsidiaries

	December 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$22,837,103	$15,330,606
Restricted Cash	1,297,000	108,000
Accounts Receivable, net of allowance for doubtful accounts of $44,348 and $0, respectively	11,706,591	7,237,167
Inventory, net of allowance for obsolescence of $0	2,897,491	1,969,547
Note Receivable	659,000	—
Other Receivables	720,222	350,151
VAT Receivable	827,761	597,119
Prepaid Expenses and Other Current Assets	2,444,279	597,439

Total Current Assets	43,389,447	26,190,029
Restricted Cash	—	157,000
Property and Equipment, net	744,832	312,594
Investment in Hong Kong Health Care	33,126,034	—
Investments at cost	136,874	128,205
Other assets	3,052,957	—
Intangible Assets, net of accumulated amortization	473,056	728,722

Total Assets	$80,923,200	$27,516,550

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$116,674	$117,378
Related Party Notes Payable	—	548,422
Accounts Payable	8,783,821	6,063,956
Accounts Payable Wanhui Group	—	214,227
Deferred Revenue	151,267	18,159
Accrued Expenses	3,951,756	1,868,129

Total Current Liabilities	13,003,518	8,830,271

Long-term debt, net of debt discount	18,910,032	126,495

Total Liabilities	31,913,550	8,956,766

Stockholders’ Equity:
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized; 31,240,913 and 26,522,868 Shares Issued and Outstanding at December 31, 2007 and 2006, respectively	31,241	26,523
Additional Paid in Capital	66,123,191	28,039,112
Common Stock Warrants	9,746,786	6,371,332
Accumulated Deficit	(27,599,705)	(15,964,418)
Accumulated Other Comprehensive Income	708,137	87,235

Total Stockholders’ Equity	49,009,650	18,559,784

Total Liabilities and Stockholders’ Equity	$80,923,200	$27,516,550

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	BMP Sunstone Corporation and Subsidiaries

For the Years Ended December 31,	2007	2006	2005
Net Revenues	$31,002,881	$24,258,269	$4,179,168
Cost of Sales	26,715,615	22,312,650	4,979,911

Gross Margin (loss)	4,287,266	1,945,619	(800,743)

Sales and Marketing Expenses	4,377,574	2,687,122	406,799
General and Administration Expenses	10,760,351	5,825,922	4,405,893
Loss on Disposal of Assets	19,586	364,140	—

Total Operating Expenses	15,157,511	8,877,184	4,812,692

Loss From Operations	(10,870,245)	(6,931,565)	(5,613,435)

Other Income (Expense):
Interest Income	619,925	157,503	177,051
Interest Expense	(1,047,359)	(55,926)	(214,380)
Debt Issuance Cost Amortization	(139,984)	—	—
Equity Method Investment Loss	(263,966)	—	—
Other Income	81,342	33,904	6,773

Total Other (Expense) Income	(750,042)	135,481	(30,556)

Loss Before Provision For Income Taxes	(11,620,287)	(6,796,084)	(5,643,991)
Provision For Income Taxes	15,000	—	79,767

Net Loss	$(11,635,287)	$(6,796,084)	$(5,723,758)

Basic and Fully-Diluted Loss Per Share	$(0.41)	$(0.30)	$(0.31)

Basic and Fully-Diluted Weighted-average Shares Outstanding	28,119,577	22,864,039	18,569,353
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	BMP Sunstone Corporation and Subsidiaries

						Accumulated
						Other
						Comprehensive
						loss
	Common Stock			Common		Foreign	Total
	Number	$.001 Par	Additional	Stock	Accumulated	Currency	Stockholder's
	of Shares	Value	Paid-in Capital	Warrants	Deficit	Translation	Equity
Balance as of January 1, 2005	17,680,916	$17,682	$8,906,007	$1,278,588	$(3,444,576)	$—	$6,757,701
Common Stock Issuance in Connection with Private Placement	4,199,981	4,200	6,295,800	—	—	—	6,300,000
Costs Incurred in Connection with Stock Issuance	—	—	(459,068)	—	—	—	(459,068)
Stock-Based Compensation	—	—	100,000	—	—	—	100,000
Common Stock Warrants Issuance	—	—	399,075	—	—	—	399,075
Warrant Exercise	—	—	(534,224)	534,224	—	—	—
Net Loss	—	—	—	—	(5,723,758)	—	(5,723,758)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	24,878	24,878

Total Comprehensive Loss	—	—	—	—	—	—	(5,698,880)

Balance as of December 31, 2005	21,880,897	$21,882	$14,707,590	$1,812,812	$(9,168,334)	$24,878	$7,398,828
Common Stock Issuance in Connection with Private Placement	3,333,306	3,333	14,996,664	—	—	—	14,999,997
Costs Incurred in Connection with Stock Issuance	—	—	(911,120)	—	—	—	(911,120)
Stock-Based Compensation	—	—	1,171,328	—	—	—	1,171,328
Common Stock Warrants Issuance	—	—	(5,203,407)	5,203,407	—	—	—
Warrant Exercise	1,308,665	1,308	3,278,057	(644,887)	—	—	2,634,478
Net Loss	—	—	—	—	(6,796,084)	—	(6,796,084)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	62,357	62,357

Total Comprehensive Loss	—	—	—	—	—	—	(6,733,727)

Balance as of December 31, 2006	26,522,868	$26,523	$28,039,112	$6,371,332	$(15,964,418)	$87,235	$18,559,784
Common Stock Issuance in Connection with Private Placement	3,531,454	3,532	32,602,358	—	—	—	32,605,890
Cost in Connection with Stock Issuance	—	—	(2,003,215)	—	—	—	(2,003,215)
Stock-Based Compensation	—	—	1,733,739	—	—	—	1,733,739
Common Stock Warrants Issuance	—	—	(4,249,200)	8,980,112	—	—	4,730,912
Warrant Exercise	1,186,591	1,186	10,000,397	(5,604,658)	—	—	4,396,925
Net Loss					(11,635,287)	—	(11,635,287)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	620,902	620,902

Total Comprehensive Loss	—	—	—	—	—	—	(11,014,385)

Balance as of December 31, 2007	31,240,913	$31,241	$66,123,191	$9,746,786	$(27,599,705)	$708,137	$49,009,650

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	BMP Sunstone Corporation and Subsidiaries

For the Years Ended December 31	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(11,635,287)	$(6,796,084)	$(5,723,758)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Bad Debt Expense	44,348	—	—
Depreciation and amortization of Property and Equipment	111,027	87,049	39,947
Amortization of Intangible Assets	255,666	255,668	42,610
Amortization of debt discount and deferred debt issuance costs	651,229	—	—
Stock-Based Compensation	1,733,739	1,171,328	399,075
Equity Method Investment Loss	263,966	—	—
Loss on Disposal of Asset	19,587	371,711	15,081
(Increase) Decrease in Accounts Receivable	(4,513,772)	(2,136,316)	562,241
(Increase) Decrease in Inventory	(927,944)	(686,680)	294,940
(Increase) Decrease in Other Receivables	(370,071)	(212,067)	1,097,255
Increase in Value Added Tax Receivable	(230,642)	(191,490)	(4,789)

(Increase) Decrease in Prepaid Expenses and Other Current Assets	(1,006,937)	119,834	(884,529)
(Increase) in Other Assets	(2,772,992)	—	—
Increase (Decrease) in Accounts Payable	2,719,865	346,394	(1,014,188)
Increase Deferred Revenue	133,108	607	17,552
Increase in Accrued Expenses	2,083,627	113,975	802,254

Net Cash Used in Operating Activities	(13,441,483)	(7,556,071)	(4,356,309)

Cash Flows from Investing Activities:
Purchase Deposit on Acquisition of Beijing Wanwei	—	—	1,132,530
Acquisition payment due to Wanwei Group	(214,227)	(450,416)	664,643
Cash paid for Acquisition Hong Kong Health Care	(33,107,245)	—	(1,724,136)
Note receivable	(659,000)	—	—
Purchase of Property and Equipment	(562,852)	(231,575)	(183,005)

Net Cash Used In Investing Activities	(34,543,324)	(681,991)	(109,968)

Cash Flows from Financing Activities:
Net Proceeds from Sale of Common Stock	30,602,675	14,088,877	5,940,932
Net Proceeds from Exercise of Warrants and Options	4,396,925	2,634,478	—
Net Proceeds from issuance of long term debt	17,138,935	—	—
Proceeds from issuance of warrants	4,730,912	—	—
Repayments on Note Payable	(675,621)	(115,232)	(497,657)
Decrease in Due to Investors	—	—	(118,750)
Increase in Restricted Cash, net	(1,032,000)	—	(265,000)
Advances to Affiliated Entity	—	—	20,113

Net Cash Provided by Financing Activities	55,161,826	16,608,123	5,079,638
Effect of exchange rate changes on cash	329,478	54,634	24,878

Net Increase in Cash and Equivalents	7,506,497	8,424,695	638,239
Cash and Equivalents, Beginning	15,330,606	6,905,911	6,267,672

Cash and Equivalents, Ending	$22,837,103	$15,330,606	$6,905,911

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$—	$49,697	$2,117
Interest	131,016	53,131	3,297

Non-Cash Investing and Financing Activities:
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
     During the year ended December 31, 2007, the Company completed a registered direct public offering and issued common stock warrants for the purchase of 694,111 shares of common stock, and in connection with services provided associated with the registered direct public offering completed August 2007, the Company issued common stock warrants for the purchase of 60,897 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $4,378,898.
     During the year ended December 31, 2007, the Company, as a part of the issuance of debt, issued common stock purchase warrants to the purchasers of the Debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was valued at $4,730,912 using the Black-Scholes option pricing model, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The Company incurred $1,259,851 debt issuance costs which are being amortized to interest expense over the term of the underlying debt.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements	BMP Sunstone Corporation and Subsidiaries
1. Business
     BMP Sunstone Corporation, (formerly Beijing Med-Pharm Corporation) a Delaware corporation, is a pharmaceutical and over-the-counter (OTC) manufacturing, marketing and distribution company based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing. Our services, which we offer through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, and Sunstone (Tangshan) Pharmaceutical Co., Ltd, or Sunstone, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution services.
2. Significant Accounting Policies:
     Principles of Consolidation: The consolidated financial statements of BMP Sunstone Corporation and Subsidiary (collectively referred to as “the Company”) include the accounts of BMP Sunstone Corporation (the “Parent”) and its wholly-owned subsidiaries, Beijing Med-Pharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Company, Ltd. (Wanwei) and Beijing Med-Pharm Hong Kong Co., Ltd. (“Hong Kong”). All significant inter-company balances and transactions have been eliminated in consolidation. For investments in which the Company owns 20% to 50% of the voting shares and has significant influence over the operating and financial policies, the equity method of accounting is used, which includes its 49% investment in the voting shares of Hong Kong Fly International Health Care Limited, or Hong Kong Health Care. Accordingly, the Company’s share of the earnings and losses of these companies are included as part of other income or loss in the accompanying Consolidated Statement of Operations. For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.
     Cash and Equivalents and Restricted Cash: The Company maintains a cash management program, which provides for the investment of excess cash balances primarily in short-term money market instruments and investments, which, at times, may exceed federally insured limits. The Company considers such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007 and 2006, approximately $1,421,000 and $444,000 respectively, of the Company’s cash and equivalents are maintained in foreign banking institutions within China.
     Restricted cash as of December 31, 2007 consists of certificate of deposit as collateral for a financing agreement for the purchase of an ERP software, first year support and implementation. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid. As of December 31, 2007 the collateral account is required to have $147,000 present. On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. As part of the debt agreement the Company is required to hold 6 months interest in a designated escrow account totaling $1,150,000. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.
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

     Investment Valuation: The Company’s investment includes an investment in a non-marketable equity interest carried at the cost. The Company estimates that cost is less than the net realizable value as of December 31, 2007.
     For our 49% investment in Hong Kong Health Care that is not fully consolidated but instead is included in our financial statements under the equity method of accounting, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of net assets, including the fair value of identifiable intangible assets is referred to as equity method goodwill. Under SFAS No. 142, this excess cost is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life against our share of investee earnings. We periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. As of December 31, 2007, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted. For more information on our investment in Hong Kong Health Care, see Note 3.
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
     Debt Issuance Costs: The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $1,119,867 as of December 31, 2007 and $139,984 of debt issuance costs had been amortized for the year ended December 31, 2007.
     Revenue Recognition: The Company recognizes distribution sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Revenues are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. Any shipping, handling or other costs incurred by the Company associated with the sale During the years ended December 31, 2007, 2006 and 2005, shipping and handling expenses incurred by the Company amounted to approximately $265,000, 250,000 and 31,000 respectively. are expensed as cost of sales in the period when the sale occurs.
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
     Because the Company’s deferred tax assets are fully reserved, none of the amounts of unrecognized tax benefits as of December 31, 2007, would affect the Company’s annual effective tax rate if recognized. The Company does not expect any material change in unrecognized tax benefits within the next twelve months.
     The change in unrecognized tax benefits for the 12 months ended December 31, 2007 is as follows:

January 1, 2007	$214,000
Additions for tax position of prior years	200,000
Reductions for tax positions of prior years	(137,000)
Additions based on positions related to the current year	189,000

December 31, 2007	$466,000

     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation in accordance with FIN 48 was performed for tax years ended December 31, 2004, 2005, 2006 and 2007 the tax years which remain subject to examination in the US and China. The Company is not currently under examination by U.S. Federal and state tax authorities. The routine tax inspection by China’s Tax Authority was closed in September, 2007. No material adjustments were made as a result of this inspection.
     The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of December 31, 2007.

     Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, accrued liabilities and debt are reflected in the financial statements at carrying amounts which approximate fair value.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. Common stock equivalents have been excluded from the diluted per share calculations as of December 31, 2007, 2006 and 2005, as the Company has incurred a net loss during each the years then ended, and their inclusion would have been anti-dilutive.
     Advertising Costs: The Company expenses advertising costs as incurred. During the year ended December 31, 2005 the Company did not incur any advertising expenses. For the years ended December 31, 2007 and 2006 the Company incurred $5,352 and $37,641 in advertising expenses, respectively.
     Use of Estimates: Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Actual results experienced by the Company may differ from those estimates.
     Milestone Payments: The Company enters into licensing agreements with various third parties that involve the provision of funding and/or payments for the achievement of milestones. Since development projects are subject to regulatory approval procedures and other uncertainties, the conditions for the capitalization of costs incurred before approvals are received are not satisfied, and these costs, are therefore expensed as incurred.
     Stock-Based Compensation: The Company has a stock-based employee compensation plan, the 2007 Omnibus Equity Compensation Plan (which merged with the 2004 Stock Incentive Plan as of April 26, 2007) (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other equity-based awards (See Note 12). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS 123(R) to stock-based compensation for the year ended:

December 31
2005
Net loss
As reported	$(5,723,785)
Stock-based compensation expense included in reported net loss, net of related tax effects	399,075
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(716,070)

Pro forma	$(6,040,780)

Basic and Diluted Loss Per Share
As reported	$(0.31)
Pro forma	$(0.33)
     Prior to the adoption of FAS 123R no tax benefits from the exercise of stock options has been recognized as the Company has a net loss for the year ended December 31, 2005. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.
     Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current presentation.
     Recent Accounting Pronouncements:
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it did not have a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company has adopted EITF 06-3 in the first quarter of 2007. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and it did not have a material effect on its consolidated financial position.

     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. The Company does not expect the adoption of SFAS 157 will have a material impact on our results from operations or financial position.
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company implemented EITF 00-19-2 and it did not have a material impact on our financial statements.
     In connection with the sale of the Debt and warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Debt and warrants under which the Company is required, on or before February 28, 2008, to file a registration statement with the Securities and Exchange Commission (SEC)covering the sale of the shares of stock issuable upon exercise of the warrants and to use the Company’s best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by 90 days of filing such registration. The Company filed the registration statement on February 14, 2008. If the registration statement is not declared effective by the SEC on or prior to the 90th day after the date the registration statement is first filed with the SEC then the per share exercise price shall be reduced by $0.25 for each full thirty day period for which such Registration default exists and continues unless waived by the holders of warrants exercisable for a majority of the shares of stock issuable upon exercise of the then outstanding warrants issued in the offering.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On January 1, 2008, the Company elected not to adopt SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal year 2009. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”) which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as a separate component of equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management is evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

3. Acquisitions:
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
Reconciliation of cash paid for Wanwei acquisition:

Purchase Price	$(994,110)
Capital contribution in accordance with the share transfer and debt restructuring agreement	(1,039,000)
Cash received at time of acquisition	308,924

(1,724,186)

Cash at closing	$664,643
Acquisition costs — direct	329,467

Total Purchase Price	994,110
Less: Fair value of identifiable assets acquired:
Cash	308,974
Accounts receivable, net	5,793,789
VAT recoverable	400,840
Investments, at cost	123,916
Inventory	1,577,807
Plant & equipment	174,136

8,379,462
Plus: Fair value of liabilities assumed:
Notes payable	1,405,181
Accounts payable	6,829,739
Accrued expenses	393,855

8,628,775

Excess of cost over fair value of net assets acquired; intangible assets and goodwill	$1,243,423

     The following values were assigned to intangible assets; (a) customer relationships — $416,000 and (b) Pharmaceutical Distribution License and Good Supply Practice License — $611,000.
     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,415. The $216,415 value adjustment, which approximated existing amount of goodwill, was charged against goodwill resulting in zero goodwill as of December 31, 2006. In managements judgment the accounts payable balances valued at zero are no longer a legal liability for the Company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.
     Unaudited pro forma results of operations for the year ended December 31, 2005, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

Year Ended December 31,
(unaudited)
2005
Proforma revenues	$19,821,117
Proforma net income	(5,166,588)
Earnings per share-basic and fully diluted proforma	$(0.28)
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
     On October 31, 2007, the Company acquired 49% of the issued share capital of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation, which holds 100% of the equity interests of Sunstone (Tangshan) Pharmaceutical Co., Ltd. (“Sunstone”), for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a privately held manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting.
     The following table summarizes the allocation of the purchase price for the proportionate share of Hong Kong Health Care’s net assets acquired at fair value:

Purchase Price	$33,107,245

Less: Fair value of identifiable assets acquired:
Cash	1,986,105
Accounts receivable	5,285,214
Accounts receivable from related parties	610,229
Bills receivable	6,041,536
Inventory	2,297,827
Prepaid expenses and other assets	569,262
Restricted cash	65,490
Due from related parties	263,283
Deferred income taxes	63,599
Buildings	2,740,090
Land use rights	966,983
Fixed assets other than buildings	6,464,618

27,354,235
Plus: Fair value of liabilities assumed:
Borrowings	5,794,795
Accounts Payable	1,133,445
Accrued liabilities and other payables	5,262,053
Income tax payable	1,140,424
Due to related parties	1,737,514

15,068,231

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$20,821,241

The following table summarizes the reconciliation between the carrying value of the investment and the underlying 49% net assets of Hong Kong Health Care:

Net book value at December 31, 2007	$11,694,174
Adjustments for fair value over book value:
Buildings	144,091
Identifiable intangible assets:
Customer relationships	8,100,364
Trademarks	6,492,917
Favorable contracts	2,442,187
Land use rights	627,185
Goodwill	3,625,116

Investment in Hong Kong Health Care at December 31, 2007	$33,126,034

     The excess cost of the fair value of the net assets acquired has been allocated to the following identifiable intangible assets as of the date of acquisition with the remaining amount of $3,625,116 carried as equity method goodwill.

		December 31, 2007
	Weighted Average	Gross Carrying	Accumulated	Net Book
Intangible assets	Amortization period	Amount	Amortization	Value
Customer relationships	10 Years	$8,237,658	$137,294	$8,100,364
Favorable contracts	17.6 Years	2,465,550	23,363	2,442,187
Trademarks	Indefinite	6,492,917	—	6,492,917

Total intangible assets		$17,196,125	$160,657	$17,035,468

     Goodwill and the intangible assets are not deductible for tax purposes. The intangible assets, except for indefinite-life trademarks and goodwill, are being amortized on a straight-line basis over estimated useful lifes as described above from the date of acquisition and is recorded against our equity in earnings. The amount of this adjustment and the assumptions regarding the useful lives are preliminary and based on the Company and Sunstone’s management’s estimates and the preliminary work of independent valuation specialists as they relate to the underlying fair values and useful lives. The valuation is expected to be finalized during the first half of 2008.
Reconciliation of Equity Method Investment loss:

Equity in earnings of Hong Kong Health Care for the two months ending December 31, 2007	$896,275
Less adjustments of excess fair value:
Inventory sold	(991,462)
Depreciation expense on buildings	(1,786)
Amortization expense of intangible assets, including land use rights	(166,993)

(1,160,241)

Total equity method investment loss after amortization	$(263,966)

4. Property and Equipment:
     Property and equipment as of December 31, 2007 and 2006, consist of the following:

	Useful Lives	2007	2006
Furniture and Equipment	3-10 Years	$444,441	$218,732
Motor Vehicles	10 Years	136,422	106,388
Leasehold Improvements	10 Years	481,718	194,196

		1,062,581	519,316
Less: Accumulated Depreciation and Amortization		317,749	206,722

		$744,832	$312,594

     During the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense was $111,027, $87,049 and $39,947, respectively.

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
5. Note Receivable:
     On June 25, 2007, Wanwei entered into a $659,000 or 5.0 million RMB loan with an annualized rate of 5.67% with Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng. The note is for 6 month with a original maturity date of December 25, 2007 which has been extended an additional 6 months to June 25, 2008. Interest is to be paid at each quarter end with the principal due at maturity. The proceeds of the loan are to be used by Rongheng as working capital.
6. Accrued Expenses
     Accrued other liabilities as of December 31, 2007 and 2006, consists of the following:

	2007	2006
Accrued payroll	$802,228	$533,290
Accrued professional fees	602,055	140,349
Accrued taxes and related expenses	248,995	85,603
Accrued social welfare and related expenses	252,406	204,134
Accrued contract allowance	—	462,581
Accrued other	2,046,072	442,172

Total Accrued expenses	$3,951,756	$1,868,129

7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the year ended December 31, 2006 were as follows:

December 31,
2006
Balance as of January 1, 2006	$216,415
Reduction of goodwill due to value adjustment on certain Accounts Payable balances	(216,415)

Balance as of December 31, 2006	$—

     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,415. The $216,415 value adjustment was charged against goodwill resulting in zero goodwill as of December 31, 2006. In managements judgment the accounts payable balances valued at zero are no longer a legal liability for the company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.

     The components of intangible assets subject to amortization are:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
Licenses	$611,000	$441,278	$169,722
Customer Relationships	416,000	112,666	303,334

Total	$1,027,000	$553,944	$473,056

     During the years ended December 31, 2007, 2006 and 2005, amortization expense was $255,666, $258,875 and $41,987, respectively. Amortization expense of intangible assets is estimated to be approximately $221,722, $52,000, $52,000, $52,000 and $52,000 for 2008, 2009, 2010, 2011 and 2012, respectively.
8. Long-term debt
     The carrying value of long-term obligations was as follows:

	Year Ended December 31,
	2007	2006
Long term debt	$23,000,000	$—
Less: Debt discount	4,089,968	—

Carrying value of long term debt	$18,910,032	$—

Note Payable	116,674	792,294

Total Carrying Value	$19,026,706	$792,294

     Future payments under notes payable agreement are as follows as of December 31, 2007:

Principal
Year Ending December 31,	amount due
2008	$116,674
2009	23,000,000

Total future minimum payments	23,116,674
Less current portion of long-term obligations	116,674

Long term portion of long-term obligations	$23,000,000

     In December 2005, the Company entered into a financing agreement for the purchase of a ERP software, first year support and implementation with a financing company. The note is for $352,790 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid. The balance at December 31, 2007 was $116,674. Certain notes payable is to related parties. See the footnote on “Related Party Transactions”.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. Approximately $3,150,000 of the net proceeds of the Debt was used to for certain interest payments and acquisition of rights to sell certain drugs in China.
     The Debt will bear interest of 10% per annum, payable semi-annually in arrears on May 1st and November 1st, commencing May 1, 2008. Accrued interest, related to the Debt, which is included in accrued expenses, amounted to $383,333, as of December 31, 2007.
     The Company’s obligations under the Debt are secured by a security interest in the 49% interest in Sunstone.
     As a part of the issuance of the Debt, the Company issued common stock purchase warrants to the purchasers of the Debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants expire on November 1, 2012, unless sooner exercised.
     In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,214, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. The fair value of the warrants was computed using the Black-Scholes option pricing model.

The Company assumed a risk-free interest rate of 4.10%, no dividends, expected volatility of ranging from 43.24% - 75.90% and the contractual life of the warrants ranging from approximately 1.5 to 5 years. As of December 31, 2007, the unamortized debt discount amounted to approximately $4,090,000. Total amortization of the debt discount recorded as interest expense was $511,246 for fiscal year 2007. The effective interest rate on the debt is approximately 28.7%.
     In connection with the sale of the Debt and warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Debt and warrants under which the Company is required, on or before February 28, 2008, to file a registration statement with the Securities and Exchange Commission (SEC) covering the sale of Debt and warrants and to use the Company’s best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by 90 days of filing such registration. The Company filed the registration statement on February 14, 2008. If the registration statement is not declared effective by the SEC on or prior to the 90th day after the date the registration statement is first filed with the SEC then the per share exercise price shall be reduced by $0.25 for each full thirty day period for which such registration default exists and continues unless waived by the holders of warrants exercisable for a majority of the shares of stock issuable upon exercise of the then outstanding warrants issued in the offering. If the default is not waived and the registration statement is not declared effective, the Company would be required to issue 1,037,580 unregistered shares of common stock.
     In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company measured their contingent obligation under the Registration Rights Agreement in accordance with FASB Statement No. 5, “Accounting for Contingencies”. It was determined by management that as of December 31, 2007, it was not probable that the Company would incur any expense under the Registration Rights Agreements, and as such, no such liability has been recorded as of December 31, 2007.
9. Income Taxes:
     The provision for income taxes during the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
Domestic:
Current	$—	$—	$30,954
Deferred	(2,920,000)	(1,457,000)	(1,276,000)

	(2,920,000)	(1,457,000)	(1,245,046)

Foreign:
Current	15,000	—	48,813
Deferred	(97,000)	(616,000)	(652,000)

	(82,000)	(616,000)	(603,187)

Total Domestic & Foreign	(3,002,000)	(2,073,000)	(1,848,233)
Change in Valuation Allowance	3,017,000	2,073,000	1,928,000

	$15,000	$—	$79,767

     As discussed in Note 2, the Company reports under SFAS No. 109. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.
     The United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
	2007	2006	2005
United States	$(8,290,664)	$(3,809,777)	$(3,790,523)
Foreign	(3,268,111)	(2,986,307)	(1,853,468)

	$(11,558,775)	$(6,796,084)	$(5,643,991)

     The temporary differences that give rise to a significant portion of the deferred income tax asset as of the year ended December 31, 2007 and 2006 are as follows:

	2007	2006
Net Operating Loss Carryforwards	$6,746,000	$3,970,000
Stock Based Compensation	713,000	442,000
Other Receivables & Accrued Expenses	410,000	517,000
Less: Valuation Allowance	(7,869,000)	(4,929,000)

Net Deferred Tax Asset	$—	$—

     For the years ended December 31, 2007 and 2006, a valuation allowance for deferred tax assets of $7,869,000 and $4,929,000, respectively, has been established to reduce the deferred tax assets to amounts estimated by management to be realizable.
     The reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006	2005
Federal Statutory Income Tax Rate	34.00%	34.00%	34.00%
State Statutory Income Tax Rate	5.11%	4.00%	4.00%
Permanent Items & Other	(13.13%)	(5.00%)	(5.00%)
Foreign Income Tax Rate	33.00%	33.00%	33.00%
Foreign Net Operating Losses Not Carried Forward	(33.00%)	(33.00%)	(33.00%)
Less: Change in Valuation Allowance	(26.11%)	(34.00%)	(34.00%)

Effective Tax Rate	(0.13%)	(1.00%)	(1.00)%

     For the year ended December 31, 2007, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $14,105,000, which are available to offset future federal and state taxable income, if any.
     The domestic federal and state operating losses expire as follows:

	Federal	State
	Operating	Operating
Year of Expiration	Losses	Losses
2024	$1,398,000	$1,398,000
2025	3,413,000	3,413,000
2026	2,639,000	2,639,000
2027	6,655,000	6,655,000

	$14,105,000	$14,105,000

     The Company’s income tax provision and related reserves are based on management’s current estimates and such estimates may require adjustments in the future based on management’s evaluation of conditions and circumstances in effect at that time. The Company has net operating loss carryforwards of $6,262,000 for China which are available to offset taxable income if any. China provides net operating loss carryforwards for five years.
10. Common Stock:
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
     The fair value of these warrants, in the amount of $534,234 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004: risk-free interest rate was 4.13%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90%, and a weighted average contractual life of the warrants of 3 years for each period. The assumptions for 2005: risk-free interest rate was 5%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 90% and a weighted average expected life of the warrants of 1.25 years for each period.
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
     The fair value of these warrants, issued in December 2006 in the amount of $5,203,407 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2006: risk-free interest rate was 4.57%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 120%, and a weighted average contractual life of the warrants of 5 years for each period.
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
     The fair value of these warrants, totaled $4,378,898 and was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007: risk-free interest rate was 4.57%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 81%, and a weighted average contractual life of the warrants of 5 years.
11. Lease Commitments:
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2009. The lease requires minimum monthly rental payments of $5,586.
     The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2012. The lease requires minimum monthly rental payments of $24,745.
     The Company leases its Wanwei office in Beijing, China under a lease agreement that expires September 30, 2010. The lease requires minimum monthly rental payments of $7,966.
     During the years ended December 31, 2007, 2006 and 2005, rent expense incurred by the Company amounted to approximately $360,000, $307,500 and $160,000 respectively.
     Future minimum lease payments due under the lease agreement as of December 31, 2007 are as follows:

Minimum
Year Ending December 31,	Payment Due
2008	$424,893
2009	358,137
2010	359,301
2011	386,887
2012	338,356

Total	$1,867,574

12. Commitments and Contingencies:
     On January 18, 2007, the Company entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) to acquire a 20% equity interest in Alliance BMP Limited. Alliance BMP Limited is a newly-formed United Kingdom-based investment vehicle. The primary purpose of Alliance BMP Limited is to acquire, through a joint venture agreement, a 50% interest in Guangzhou Pharmaceuticals Corporation (“GPC”), a Chinese limited liability company, and to manage said investment. The

Company and Alliance Unichem Group Limited (“AB”), the 80% equity holder of Alliance BMP Limited, have agreed to perform and/or initiate all reasonable actions necessary or desirable to consummate the joint venture by Alliance BMP Limited.
     Alliance BMP Limited is jointly managed by the Company and AB. Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC Agreements and thereafter for so long as the Company is the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time, the Company will have the right to appoint and remove one director. AB will have the right to appoint and remove three directors, provided that it holds between 50% and 90% of the total issued shares of Alliance BMP Limited. David Gao, Chief Executive Officer and Director of the Company, has been appointed a Director of Alliance BMP Limited, on behalf of the Company.
     In addition, under the Shareholders’ Agreement, for so long as David Gao remains an employee of the Company and during the period in which the Company is entitled to appoint directors as described above, the Company will allow David Gao to provide services from time to time to Alliance BMP Limited as its Board of Directors may reasonably request. The provisions of such services will be at no charge to Alliance BMP Limited. If the Company ceases to invest in Alliance BMP Limited, the Company will continue to allow David Gao to provide such services to Alliance BMP Limited for twelve months thereafter. If David Gao ceases to be involved with the Company in any capacity, the Company has agreed not to prevent David Gao’s continuing involvement with Alliance BMP Limited.
     During December of 2007, the Company advanced $2.8 million as a deposit toward the purchase of subscribed shares of Alliance BMP Limited, and has classified this amount in Other Assets in its Consolidated Balance Sheet as of December 31, 2007. During January of 2008, the Company remitted the remaining $12.3 million under the related Shareholder’s Agreement commitment to fund Alliance BMP Limited, which will be accounted for in accordance with the equity method of accounting, as prescribed within Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18).
13. Related Party Transactions:
     Prior to Wanwei being acquired by the Company it was customary for some government owned enterprises to borrow funds from it’s employees and this practice was used at Wanwei. According to the share transfer agreement between the Company and Wanhui Group notes payable to employees was assumed by Wanwei as part of the acquisition on October 24, 2005. It was the intent of management to repay notes payable to the employees. The interest on the notes payable to employees is paid on a regular basis and the notes were established using prevailing market rates. In September of 2007 the Company made the final payment on outstanding loans owed to the Company’s employees. As of December 31, 2007 and 2006 the notes payable to employees were $0 and $548,422, respectively.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. Certain shareholders of the Company that qualified as 5% or more shareholders participated in the debt issuance.
14. Restrictions on Dividends:
     The Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders is dependent on the earnings and the distribution of funds from its subsidiaries. If BMP China, Wanwei or future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to the Company, which in turn would limit the Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders. Further, the Company’s corporate structure may restrict the distribution of dividends to its shareholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, BMP China and Wanwei are required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends. As of December 31, 2007 and 2006, the Company has an accumulated deficit; therefore no such reserves have yet been established.

15. Segment Information:
     The Company’s operations are comprised of two reportable segments during the years ended December 31, 2007, 2006 and 2005: Pharmaceutical Distribution and Sales and marketing fees.
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
     The following tables present reportable segment information for the periods indicated:

	Revenue
Year ended December 31,	2007	2006	2005
Pharmaceutical distribution	$30,884,288	$24,189,128	$3,997,346
Sales and marketing	118,593	69,141	181,822
Sales and marketing intersegment	899,669	678,751	—
Elimination	(899,669)	(678,751)	—

Total Revenues	$31,002,881	$24,258,269	$4,179,168

	Operating Income
Year ended December 31,	2007	2006	2005
Pharmaceutical distribution	$44,380	$(293,839)	$(46,271)
Sales and marketing	(3,535,140)	(1,799,847)	(1,625,045)
Corporate	(7,825,863)	(4,331,264)	(3,942,119)
Eliminations	446,378	(506,615)	—

Total Operating Loss	$(10,870,245)	$(6,931,565)	$(5,613,435)

	Assets
Year ended December 31,	2007	2006	2005
Pharmaceutical distribution	$19,584,952	$11,943,603	$9,463,551
Sales and marketing	3,012,574	1,686,668	1,389,699
Corporate	78,261,136	24,832,532	11,392,464
Eliminations	(19,935,462)	(10,946,253)	(5,569,033)

Total Assets	$80,923,200	$27,516,550	$16,676,681

	Depreciation
Year ended December 31,	2007	2006	2005
Pharmaceutical distribution	$73,466	$52,962	$27,699
Sales and marketing	21,011	31,556	10,283
Corporate	16,550	2,531	1,965

Total Depreciation	$111,027	$87,049	$39,947

	Capital Expenditures
Year ended December 31,	2007	2006	2005
Pharmaceutical distribution	$434,276	$45,780	$11,586
Sales and marketing	106,232	17,552	56,268
Corporate	22,344	168,243	115,151

Total Capital Expenditures	$562,852	$231,575	$183,005

     The Pharmaceutical distribution segment was started in October 2005 with the acquisition of Wanwei.
16. Stock-Based Compensation
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through December 31, 2007 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after February 10, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2007	2006	2005
Expected life (years)	5.0	5.0	3.0
Risk-free interest rate	4.52-5.23%	4.32-5.19%	5.00%
Expected Volatility	78.00 - 80.00%	93.56 - 120.48%	90.00%
Expected Dividend yield	0.00%	0.00%	0.00%
     The expected volatility in our stock for the year ended December 31, 2007 has decreased from the year ended December 31, 2006 as the Company has refined its estimation of volatility based upon daily volatility as compared to 2006 when volatility was based on a trade by trade basis. The weighted average estimated fair value of the options granted for the year ended December 31, 2007, 2006 and 2005 was $6.38, $3.08 and $1.32, respectively.
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

     A summary of the options issued by the Company for the year ended December 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding on January 1, 2007	2,103,000	$2.08		—
Granted	887,000	$9.46		—
Exercised	(43,853)	$2.19		—
Canceled	(25,521)	$4.38		—

Outstanding on December 31, 2007	2,920,626	$4.30	7.73	$19,519,304

Exercisable on December 31, 2007	1,520,157	$1.74	6.70	$13,997,604

     The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $339,911, $33,000 and $0, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.
     A summary of the status of the Corporation’s non-vested shares as of December 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2007	1,147,175	2.25
Granted	887,000	6.38
Vested	(608,185)	2.18
Canceled	(25,521)	3.57

Nonvested at December 31, 2007	1,400,469	4.87

     The unrecognized share-based compensation cost related to stock option expense at December 31, 2007 is $5,116,850 and will be recognized over a weighted average of 3.15 years. The total fair value of shares vested during the year ended December 31, 2007 was $1,323,532.
17. Subsequent Events:
     On October 31, 2007, the Company acquired 49% of the issued share capital of Hong Kong Fly International Health Care Limited, a Hong Kong corporation, which holds 100% of the equity interests of Sunstone (Tangshan) Pharmaceutical Co., Ltd. (“Sunstone”), for cash consideration of $32 million. Sunstone is a privately held manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. On February 19, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock, valued at approximately $95 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
     In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Hong Kong Fly International Health Care Limited. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Hong Kong Fly International Health Care Limited achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Hong Kong Fly International Health Care Limited in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. The financial statement for the year ended December 31, 2007 will be issued during April 2008 and at that time it will be determined if the performance target for 2007 was meet.
     The acquisition will be accounted for as a business combination in fiscal year 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141).
     On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd., and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals

Corporation. The investment will be accounted for under the equity method of accounting per APB 18. The total investment in Alliance BMP Limited made in January 2008 totaled $12.3 million.
     On February 15, 2008, the shareholders of the Company approved the increase in authorized shares of common stock with a par value of $0.001 from 50,000,000 to 75,000,000 shares.
18. Quarterly Financial Information (Unaudited):
     Selected unaudited quarterly results for the year ended December 31, 2007 and 2006 were as follows:

		Dec. 31,	Sept. 30,	June 30,	Mar. 31
	Total	2007	2007	2007	2007
Year Ended December 31, 2007
Revenues	31,002,881	9,158,369	8,979,197	7,179,880	5,685,435
Gross Margin	4,287,266	1,482,648	1,174,592	976,094	653,932
Operating loss	(10,870,245)	(5,403,526)	(1,994,788)	(1,652,863)	(1,819,068)
Net loss	(11,635,287)	(6,590,662)	(1,798,646)	(1,558,408)	(1,687,571)
Basic and diluted (loss) per share	$(0.41)	$(0.21)	$(0.06)	$(0.06)	$(0.06)

		Dec. 31,	Sept. 30,	June 30,	Mar. 31
	Total	2006	2006	2006	2006
Year Ended December 31, 2006
Revenues	24,258,269	7,237,802	6,898,886	5,398,797	4,722,784
Gross Margin	1,945,619	548,054	573,913	418,146	405,506
Operating loss	(6,931,565)	(2,146,613)	(1,604,416)	(1,642,946)	(1,537,590)
Net loss	(6,796,084)	(2,092,437)	(1,554,466)	(1,611,485)	(1,537,696)
Basic and diluted (loss) per share	$(0.30)	$(0.09)	$(0.07)	$(0.07)	$(0.07)
     Certain reclassifications have been made to quarterly balances in order to conform to the current presentation.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2006, and 2007

	Balance at	Charged to		Balance at
	beginning of	costs and	Deductions	End
Description	Period	Expenses	(write-offs)	of Period
December 31, 2005
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2007
Allowance for doubtful accounts	$—	$44,348	$—	$44,348

December 31, 2005
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2006
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2007
Allowance for inventory obsolescence	$—	$—	$—	$—

Report of Independent Registered Public Accounting Firm
The Board of Directors
Hong Kong Fly International Health Care Limited:
We have audited the accompanying consolidated balance sheet of Hong Kong Fly International Health Care Limited and subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the two-month period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hong Kong Fly International Health Care Limited and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the two-month period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As described in Note 1(b), on February 18, 2008, BMP Sunstone Corporation, formerly known as Beijing Med-Pharm Corporation, consummated the acquisition of the remaining 51% of the equity interest in the Company, which was not previously owned. The accompanying financial statements of the Company do not reflect any adjustments to the assets and liabilities that might subsequently be necessary as a result of this transaction.
/s/ KPMG
Hong Kong, China
March 12, 2008

Hong Kong Fly International Health Care Limited and Subsidiary
Consolidated Balance Sheet

December 31,
2007
US$
Assets
Current assets:
Cash	6,935,715
Accounts receivable from third parties, net	9,012,580
Accounts receivable from related parties	1,053,460
Bills receivable	15,300,000
Inventories	2,561,629
Prepaid expenses and other assets	1,586,102

Total current assets	36,449,486

Restricted cash	136,722
Loans due from related parties	549,646
Property, plant and equipment, net	18,798,509
Land use rights	690,962
Deferred income taxes	133,994

Total assets	56,759,319

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	7,779,855
Accounts payable	1,735,753
Accrued liabilities and other payables	13,726,924
Income taxes payable	3,262,112
Due to related parties	3,654,569

Total current liabilities	30,159,213

Long-term borrowings	2,734,444

Total liabilities	32,893,657

Shareholders’ equity:
Ordinary shares :
Par value: HK$1
Authorized, issued and outstanding: 20,000,000 shares	2,579,997
Additional paid-in capital	11,978,252
Retained earnings	7,140,880
Accumulated other comprehensive income	2,166,533

Total shareholders’ equity	23,865,662

Commitments and contingencies	—

Total liabilities and shareholders’ equity	56,759,319

See accompanying notes to these consolidated financial statements

Hong Kong Fly International Health Care Limited and Subsidiary
Consolidated Statement of Income

Two-month period
ended December 31,
2007
US$
Revenues:
Third parties	7,370,965
Related parties	1,581,252

Total revenues	8,952,217
Cost of goods sold	(2,304,428)

Gross profit	6,647,789

Operating expenses:
Selling	(2,409,941)
General and administrative	(1,328,137)
Research and development	(85,198)

Total operating expenses	(3,823,276)

Income from operations	2,824,513

Other income (expense):
Interest income	9,861
Interest expense	(123,983)
Foreign currency exchange losses, net	(62,984)

Earnings before income tax expense	2,647,407
Income tax expense	(818,274)

Net income	1,829,133

See accompanying notes to these consolidated financial statements

Hong Kong Fly International Health Care Limited and Subsidiary
Consolidated Statement of Shareholders’ Equity and Comprehensive Income

					Accumulated
			Additional		other	Total
			paid-in	Retained	comprehensive	shareholders'	Comprehensive
	Ordinary shares		capital	earnings	income	equity	income
	Number of shares	US$	US$	US$	US$	US$	US$
Balance as of November 1, 2007	20,000,000	2,579,997	11,978,252	5,311,747	1,589,482	21,459,478
Net income	—	—	—	1,829,133	—	1,829,133	1,829,133
Foreign currency translation adjustment, net of nil tax	—	—	—	—	577,051	577,051	577,051

							2,406,184

Balance as of December 31, 2007	20,000,000	2,579,997	11,978,252	7,140,880	2,166,533	23,865,662

See accompanying notes to these consolidated financial statements

Hong Kong Fly International Health Care Limited and Subsidiary
Consolidated Statement of Cash Flows

Two-month
period ended
December 31,
2007
US$
Net income	1,829,133
Adjustments to reconcile net income to net cash provide by operating activities
Depreciation	310,263
Loss on disposal of property, plant and equipment	31,310
Bad debt expense	58,341
Inventory write-downs	139,365
Land use rights expense	5,129
Deferred income tax benefit	(51,859)
Changes in operating assets and liabilities
Accounts receivable, including related parties	2,154,950
Bills receivable	(2,653,283)
Inventories	24,162
Prepaid expenses and other assets	(343,213)
Accounts payable	(2,185,768)
Accrued liabilities and other payables	3,070,845
Income taxes payable	870,134
Due to related parties	162,225

Net cash provided by operating activities	3,421,734

Cash flows from investing activities
Purchases of property, plant and equipment	(588,454)

Net cash used in investing activities	(588,454)

Cash flows from financing activities
Repayment of borrowing from a related party	(134,992)

Net cash used in financing activities	(134,992)

Effect of foreign currency exchange rate changes on cash	184,151

Net increase in cash	2,882,439

Cash at beginning of the period	4,053,276

Cash at end of the period	6,935,715

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	169,934
Income taxes	—
Non cash investing and financing transactions:
Payable for purchases of property, plant and equipment	2,234,064
Settlement of accounts payable with short-term borrowings	1,717,315
See accompanying notes to these consolidated financial statements

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
1.	Principal activities, organization and significant concentrations and risks
(a)	Principal activities

Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”) is a holding company that was incorporated on November 17, 2003 and does not conduct any operations. Hong Kong Health Care’s wholly-owned subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd. (“Sunstone”) is principally engaged in the research, development, manufacture and distribution of pharmaceutical products in the People’s Republic of China (the “PRC”, excluding, for the purposes of these financial statements, Taiwan and the special administrative regions of Hong Kong and Macau). Sunstone currently operates one production facility located in Tangshan, Hebei Province in the PRC. Hereinafter, Hong Kong Health Care and Sunstone are collectively referred to as the “Company”.

(b)	Organization

Hong Kong Health Care was established by Han Zhiqiang as an investment holding company to hold his 40% equity interest in Sunstone, and was subsequently used as the entity to effect the reorganization as described below (the “Reorganization”). Prior to the Reorganization, Han Zhiqiang and his related controlled entity (“Han”) and Tong Zhijun and his related controlled entities (“Tong”) beneficially owned a 100% and nil % equity interest in Hong Kong Health Care and a 45% and 55% equity interest in Sunstone, respectively. The 45% equity interest of Sunstone owned by Han was through (i) Han’s 100% equity interest ownership of Health Kong Health Care (which owned a 40% equity interest in Sunstone), and (ii) 5% held by Qingdao Sunstone Holystate Pharmacy Co., Ltd (“Qingdao Sunstone”), an entity 100% owned by Han. Under a written agreement signed on May 10, 2000 by Han and Tong, the terms of which specify that through their controlled entities, Han and Tong would vote their equity interests in Sunstone in concert in regards to (i) Sunstone’s significant business decisions and accounting policies; (ii) increases in Sunstone’s registered capital and (iii) transfers of equity interest in Sunstone to unrelated parties, Han and Tong have been deemed a “controlling shareholder group”.

Upon the completion of the Reorganization in July 2007, Hong Kong Health Care became the sole shareholder of Sunstone and Tong and Han each became a 50% shareholder of Hong Kong Health Care. The Reorganization of the ownership interest in Sunstone was entered into to facilitate the sale of Hong Kong Health Care to Beijing Med-Pharm Corporation (“Beijing Med-Pharm”).

On June 4, 2007, in contemplation of Tong transferring a 55% equity interest in Sunstone to Hong Kong Health Care, Han transferred 50% equity interest in Hong Kong Health Care to Tong for cash consideration of Hong Kong Dollar (“HK$”) 10,000,000 (equivalent to U.S. Dollars (“US$”) 1,280,000). The transfer consideration of HK$10,000,000 (US$1,280,000) was based on the stated par value of the shares of Hong Kong Health Care. On July 2, 2007, Tong completed the transfer of his 55% equity interest in Sunstone to Hong Kong Health Care and, as part of the Reorganization, Han transferred his 5% equity interest (owned through Qingdao Sunstone) in Sunstone to Hong Kong Health Care. In accordance with PRC regulations, Hong Kong Health Care paid Tong and Han US$4,001,050 and US$363,732, respectively or US$4,364,782 in aggregate, for the transfer of the 60% ownership interest in Sunstone.

As part of the Reorganization, Tong granted Han a 5% equity interest in Sunstone as additional compensation for employment services Han previously rendered as Sunstone’s CEO and president. US$3,265,306, representing the fair value of the stock grant, was recognized as compensation expense on July 2, 2007, the grant date.

On July 14, 2007, Beijing Med-Pharm entered into a sale and purchase agreement with Han and Tong, the shareholders of the Company, to acquire 9,800,000 ordinary shares of the Company (representing a 49% of the Company’s authorized and issued shares) for US$32 million. On October 31, 2007, Beijing Med-Pharm consummated the above mentioned acquisition. Further, on

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
1.	Principal activities, organization and significant concentrations and risks (continued)
September 28, 2007, Beijing Med-Pharm entered into a second Sale and Purchase Agreement with Han and Tong to acquire 10,200,000 common shares of the Company, representing the remaining 51% of the Company’s authorized and issued shares, in exchange for up to 8 million shares of Beijing Med-Pharm’s unregistered common shares, subject to certain customary closing conditions. The fair value of the 8 million shares based on Beijing Med-Pharm’s quoted average market price two days before and after the date of the Sale and Purchase Agreement of September 28, 2007 was approximately US$94.7 million. On February 18, 2008, Beijing Med-Pharm consummated the acquisition of the remaining 51% equity interest in the Company. The financial statements of the Company do not reflect any adjustments to the assets and liabilities that might subsequently be necessary as a result of this transaction.

(c)	Significant concentrations and risks

Concentrations of revenue

The Company sells its products to approximately 350 pharmaceutical distributors in the PRC. Sales to distributors account for substantially all of the Company’s revenues. The Company does not have distribution agreements longer than two years and competes for desired distributors with other pharmaceutical manufacturers. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of the Company’s distribution network, including its failure to renew its existing distribution agreements with desired distributors, could negatively affect its ability to effectively sell its products and could materially and adversely affect its business, financial condition and profitability. For the two-month period ended December 31, 2007, no single distributor contributed more than 10% of the Company’s total revenues or accounts receivable, including related parties.

The Company derives a substantial portion of its revenue from the sales of Pediatric Paracetamol granules, Amantadine Hydrochloride granules, Xiao’er Huatan Zhike granules, Xiao’er Kechuan Ling oral solution, Jianer Xiahoshi oral solution, and Compound Zedoary Turmeric oil. Sales of these products accounted for 95% of the Company’s total revenues for the two-month period ended December 31, 2007. As the Company expects sales of these products to continue to comprise a substantial portion of total revenues in the future, any factors adversely affecting the sales of any of these products will have a material adverse effect on the Company’s business, financial condition and profitability.

Concentration of suppliers

The Company purchases raw materials from a limited number of suppliers. Management believes that other suppliers could provide similar raw materials at comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would negatively affect the Company’s revenue and profitability.

Price control by PRC government authorities

Certain medical products sold in the PRC, primarily those included in the PRC’s published Insurance Catalogue and those pharmaceuticals whose production or trading are deemed to constitute monopolies by the PRC government, are subject to retail price controls in the form of fixed prices or price ceilings. The fixed prices or the price ceilings of such medicines are published by the national and provincial price administration authorities from time to time. Although the Company only sells its products through distributors, the controls over retail prices could have a corresponding effect on the wholesale prices. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject, in

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
1.	Principal activities, organization and significant concentrations and risks (continued)
certain cases, to notification to the provincial pricing authorities. Certain of the Company’s products are subject to price controls and accordingly, the price of such products could not be increased at the Company’s discretion above the relevant controlled price ceiling without prior governmental approval. In addition, the price of such products may also be adjusted downward by the relevant government authorities in the future. Such price controls, especially downward price adjustment, may negatively affect the Company’s revenue and profitability.

Concentration of cash balances held at financial institutions

As of December 31, 2007, US$7,060,002 in cash and restricted cash was held in major financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality.
2.	Basis of presentation

The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of account of Sunstone, which are prepared in accordance with the accounting principles and the relevant financial regulations established by the Ministry of Finance of the PRC (“PRC GAAP”), the accounting standards used in the PRC. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of Sunstone to present them in conformity with U.S. GAAP.

Because Han and Tong were deemed to be a controlling shareholder group of Sunstone, the transfer of the 60% ownership held by Tong and Qingdao Sunstone to the Company on July 2, 2007 has been treated as a transaction between entities under common control and accounted for in a manner similar to a pooling of interests. Accordingly, the 60% ownership interest in Sunstone transferred to Hong Kong Health Care has been recognized at the historical cost basis of Tong and Qingdao Sunstone.
3.	Summary of significant accounting policies
(a)	Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated upon consolidation.

(b)	Foreign currency transactions

The Company’s reporting currency is the US$. The functional currency of Hong Kong Health Care is the HK$, whereas the functional currency of Sunstone is the Renminbi (“RMB’). Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for foreign exchange transactions are the rates of exchange quoted by the PBOC.

Transactions denominated in foreign currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at the balance sheet date. The resulting exchange differences are recorded in foreign currency exchange losses, net in the consolidated statement of income.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
Hong Kong Health Care’s and Sunstone’s assets and liabilities are translated from the respective functional currencies into US$ using the exchange rate at the balance sheet date. Revenue and expenses are translated into US$ at average rates prevailing during the period. Gains and losses resulting from translation are recorded as a separate component of accumulated other comprehensive income within shareholders’ equity.

(c)	Cash and restricted cash

Cash consists of cash on hand and cash in bank accounts. Cash that is restricted as to withdrawal for use or pledged as security is disclosed separately on the face of the balance sheet, and is not included in the cash total in the consolidated statement of cash flows. Restricted cash of US$136,722 as of December 31, 2007 represents bank deposits for securing credit cards held by members of management and used for business purposes. Upon the cancellation and payment of the outstanding balance, the bank deposits will be released.

(d)	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Bad debt expense is included in general and administrative expenses in the consolidated statement of income.

(e)	Bills receivable

To reduce the Company’s credit risk, the Company has required certain customers to pay for the sale of the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Company to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Company has experienced no losses on bills receivable.

The Company, in certain circumstances, assigned with recourse its bills receivable to vendors to settle accounts payable. The assignment of bills receivable under such arrangements do not meet the conditions for a sale of receivable as prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and are therefore not derecognized until paid. Accounts payable settled from the assignment with recourse of bills receivable are included in short-term borrowings until paid.

(f)	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Cost of work-in-progress and finished goods are comprised of direct materials, direct labor and related manufacturing overhead based on normal operating capacity.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
(g)	Long-lived assets

Property, plant and equipment

Property, plant and equipment are stated at historical cost. Depreciation is provided on the straight-line method (after taking into account respective estimated residual values) over the following estimated useful lives:

Buildings	20 years
Machinery and equipment	10 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	5 years
Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventory, and expensed to cost of goods sold when the inventory is sold. Costs incurred in the construction of property, plant and equipment, including, if material, an allocation of interest cost incurred, are initially capitalized as construction in progress and transferred into their respective asset categories when the assets are ready for their intended use, at which time depreciation commences.

When items are retired or otherwise disposed of, income is charged or credited for the difference between the net book value and proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

Long-lived assets such as property, plant and equipment and land use rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(h)	Land use rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use rights are carried at cost and charged to expense on a straight line basis over the respective periods of the rights.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
(i)	Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date or date of change in tax status. A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date or date of change in tax status.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes", an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

(j)	Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Written sales agreements and customer purchase orders are used as evidence of the terms of the arrangement. Products are considered delivered when the product is received by the customer at its or a designated location, which is the point when the customer takes ownership and assumes risk of loss. Customer acceptance is evidenced by signed delivery notes. In the PRC, value added tax (“VAT”) at a rate of 17% of the invoice amount is collected on behalf of tax authorities. Revenue is stated net of VAT. VAT collected from customers is offset against VAT paid for purchases, with the net liability recorded in accrued liabilities and other payables in the consolidated balance sheet until paid. The Company’s sales agreements do not provide the customer the right of return, unless the products are defective in which case the Company allows for an exchange of products. For the two-month period ended December 31, 2007, defective product returns were immaterial.

(k)	Research and development costs

Research and development costs are expensed as incurred. These expenses include the costs of the Company’s internal research and development activities and the costs of research and development conducted by others on behalf of the Company, such as third-party arrangements. Upfront and milestone payments made by the Company to third parties in connection with research and development arrangements are expensed as the research and development is incurred.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
(l)	Adverting expenses

Advertising expenses are expensed as incurred and included in selling expenses. Advertising expenses for the two-month period ended December 31, 2007 amounted to US$923,101.

(m)	Retirement and other postretirement benefits

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by the PRC government. The contributions are made for each qualifying PRC employee at 35.5% on a standard salary base as determined by the PRC governmental authority. Contributions to the defined contribution plans are charged to the consolidated statement of income as the related service is provided. For the two-month period ended December 31, 2007, contributions to the defined contribution plans were US$74,807.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(n)	Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any product liability claims.

(o)	Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant items subject to such estimates and assumptions include recoverability of the carrying amount and the estimated useful lives of long-lived assets, allowances for accounts receivable, the realizable value of inventories and amounts recorded for contingencies. Actual results could differ from these estimates. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as competition, litigation, legislation and regulations in the pharmaceutical industry.

(p)	Fair value of financial instruments

The carrying amounts of cash and restricted cash, accounts receivables from third and related parties, bills receivables, amounts due to related parties, accounts payable, other payables and short term borrowings approximate their fair values due to their short term nature.

The fair value of the loans due from related parties as of December 31, 2007 was US$531,440, and was estimated by discounting expected future cash flows using the interest rate at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
The fair value of the long-term borrowing as of December 31, 2007 was US$2,700,686. This amount was estimated by discounting the future cash flow using an interest rate which approximated the rate for which the financial institution would charge borrowers with similar credit ratings and remaining maturities.

(q)	PRC statutory reserves

Prior to July 2, 2007 in accordance with PRC Company Law, Sunstone was required to provide for certain statutory reserves, namely a general reserve fund and an enterprise expansion fund at a percentage of net income which is a discretionary percentage determined by the Sunstone’s board of directors each calendar year. Effective from, July 2, 2007, upon completion of the Reorganization, Sunstone became a wholly owned foreign invested enterprise (“WOFE”). As a WOFE, Sunstone is required to provide for a general reserve fund at 10% of net income and an enterprise expansion fund at a discretionary percentage decided by the Sunstone’s board of directors each calendar year. The reserves can only be used for specific purposes and are not transferable to Hong Kong Health Care in the form of loans, advances or cash dividends. All statutory reserves are required to be calculated based on amounts reported in Sunstone’s PRC statutory financial statements.

As of December 31, 2007, Sunstone had appropriated US$6,854,902 in statutory reserves which are restricted from being distributed to Hong Kong Health Care.

(r)	Recently issued accounting standards

FASB Statement No. 157 (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157”, defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Although management will continue to evaluate the application of SFAS No. 157, management does not currently believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 159 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company on January 1, 2008, although earlier adoption is permitted. The Company has elected not to adopt the fair value option as permitted under SFAS No. 159.

FASB statement No. 141 (revised 2007) (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, “Business Combinations”. SFAS No. 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests (formerly minority interests). SFAS No. 141R also provides disclosure requirements related to business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
3.	Summary of significant accounting policies (continued)
FASB statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”. SFAS No. 160 establishes new standards for the accounting for and reporting of non-controlling interests and for the loss of control of partially owned and consolidated subsidiaries. SFAS No. 160 does not change the criteria for consolidating a partially owned entity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the initial adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.
4.	Accounts receivable from third parties

Accounts receivable from third parties consists of the following:

December 31, 2007
US$
Accounts receivable from third parties	9,558,509
Less: allowance for doubtful accounts	(545,929)

Accounts receivable, net	9,012,580

The following table presents the movement of allowance for doubtful accounts for the two-month period ended December 31, 2007:

Two-month period ended
December 31, 2007
US$
Beginning allowance for doubtful accounts	475,916
Additions charged to bad debt expense	58,341
Effect of foreign exchange rate changes	11,672

Ending allowance for doubtful accounts	545,929

5.	Inventories

Inventories by category consist of the following:

December 31, 2007
US$
Raw materials	1,095,321
Work in progress	682,641
Finished goods	783,667

Total inventories	2,561,629

Inventory write-downs, which are included in cost of goods sold in the consolidated statement of income, was US$139,365 for the two month period ended December 31, 2007.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
6.	Property, plant and equipment

Property, plant and equipment consist of the following:

December 31, 2007
US$
Buildings	13,281,781
Machinery and equipment	8,508,592
Furniture, fixtures and office equipment	738,551
Motor vehicles	701,805
Construction in progress	215,176

Total property, plant and equipment	23,445,905
Less: accumulated depreciation	(4,647,396)

Total property, plant and equipment, net	18,798,509

Construction in progress represents prepayments for the purchase of equipment and construction materials.

Depreciation of property, plant and equipment was allocated to the following expense items:

Two-month period ended
December 31, 2007
US$
Cost of good sold	197,493
General and administrative expense	112,770

Total depreciation expense	310,263

7.	Short-term borrowings

Short-term borrowings as of December 31, 2007 consist of the following:

December 31, 2007
US$
Short-term bank borrowings secured by assets	1,722,700
Short-term bank borrowings secured by assets of related parties	1,777,389
Short-term borrowings secured by bills receivable (Note 3(e))	2,228,933
Unsecured short-term bank borrowings	2,050,833

Total short-term borrowings	7,779,855

Short-term bank borrowings secured by assets represents short-term bank borrowings that are secured by the Company’s land use rights and property with carrying value of US$2,006,982 as of December 31, 2007.

Short-term bank borrowings secured by assets of related parties represents short-term bank borrowings secured by property of Han.

Short-term bank borrowings have maturity terms ranging from six to twelve months with fixed interest rates ranging from 6.43% to 9.13% per annum. None of the short-term bank borrowings contain any financial covenants. The weighted average interest rate on short-term bank borrowings (excluding the potion secured by bills receivable) for the two-month period ended December 31, 2007 was 8.03%.

As of December 31, 2007, the Company had no unused lines of credit for which it can draw upon.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
8.	Accrued liabilities and other payables

Accrued liabilities and other payables as of December 31, 2007 consist of the following:

December 31, 2007
US$
Accrued payroll and employee benefits	1,550,498
VAT and other taxes payable	5,663,531
Receipts in advance from customers	901,536
Security deposits from customers	2,033,377
Accrued expenses	1,343,918
Accruals for the purchase of property, plant and equipment	2,234,064

Total accrued liabilities and other payables	13,726,924

9.	Long-term borrowing

The long-term borrowing as of December 31, 2007 represents a bank loan obtained on June 26, 2007 and which is due in full on June 26, 2009. The loan bears an annually adjusted interest rate based on the prevailing interest rate set by the PBOC. Interest is payable in arrears on a quarterly basis. As of December 31, 2007 the interest rate was 7.43% per annum. This bank loan, which does not contain any financial covenants, is secured by land use rights and property, plant and equipment with carrying value of US$2,599,398 as of December 31, 2007.

10.	Income taxes

Sunstone, being incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC enterprise income tax. Sunstone is a foreign investment enterprise and operates in Coastal Open Economic Zone and accordingly is subject to a preferential state income tax rate of 24% and local income tax rate of 3%. Thus the applicable income tax rate for Sunstone was 27% for the two-month period ended December 31, 2007. On March 16, 2007, the PRC government enacted the new Enterprise Income Tax Law which imposes a single income tax rate of 25% for most domestic enterprises and foreign investment enterprises. Further, on December 6, 2007, the State Council released the Implementation Rules to the Enterprise Income Tax Law (“the implementation rules”). The Enterprise Income Tax Law is effective as of January 1, 2008 and will result in lower enacted income tax rate to the Company in the future. The new Enterprise Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign investment enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the new Enterprise Income Tax Law the distribution of earnings generated prior to January 1, 2008 are exempt from the withholding tax, therefore, Hong Kong Health Care has not recognized a deferred tax liability for the undistributed earnings through December 31, 2007. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate for distribution of earnings generated after January 1, 2008.

Hong Kong Health Care is incorporated in Hong Kong Special Administrative Region (“Hong Kong”) and is subject to profit tax at a rate of 17.5%. Since Hong Kong Health Care is a holding company and does not conduct any operations, it is exempted from income tax in Hong Kong.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
10.	Income taxes (continued)

The components of earnings before income tax expense are as follows:

Two-month period ended
December 31, 2007
US$
PRC	2,677,352
Hong Kong	(29,945)

Earnings before income tax expense	2,647,407

Income tax expense consisted of the following:

Two-month period ended
December 31, 2007
US$
PRC
Current income tax expense	870,133
Deferred income tax benefit	(51,859)

Total income tax expense	818,274

The actual income tax expense reported in the consolidated statement of income differs from the amounts computed by applying the PRC statutory tax rate of 33% to earnings before income taxes as a result of the following:

Two-month period ended
December 31, 2007
US$
Computed “expected” income tax expense	873,645
Non-deductible employee expenses	202,412
Non-deductible selling expenses	41,151
Preferential tax rate differential	(204,925)
Foreign tax rate differential	4,641
Tax exemption in Hong Kong	5,240
Tax rebate	(108,178)
Other	4,288

Actual income tax expense	818,274

The tax rebate represents an income tax rebate received by the Company for purchase of property, plant and equipment. The tax rebate is reported as a reduction to income tax expense in the consolidated statement of income and is recognized upon approval by the PRC tax authorities.

As of December 31, 2007, the Company’s current deferred tax asset of US$176,687, (which is included in prepaid expenses and other assets) represents temporary differences with respect to the allowance for doubtful accounts receivable of US$136,482 and inventory of US$40,205. As of December 31, 2007, the Company’s non-current deferred tax asset represents temporary differences with respect to property, plant and equipment. The Company’s deferred tax liability as of December 31, 2007 was nil.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
10.	Income taxes (continued)

The realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied or utilized and any available tax planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. All available evidence is considered in the determination of whether sufficient future taxable income will exist since the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Such evidence includes, but is not limited to, the financial performance of the Company and the market environment in which the Company operates.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of all of its deferred tax assets as of December 31, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of and for the two month period ended December 31, 2007, the Company did not have any unrecognized tax benefits, and it does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Hong Kong Health Care files income tax returns in Hong Kong and its subsidiary files income tax returns in PRC. Hong Kong Health Care is currently open to audit under the statute of limitations by the Hong Kong tax authorities from 2001 to 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the PRC tax returns of Sunstone are open to examination by the PRC state and local tax authorities for tax years beginning in 2004.

11.	Related party transactions

During the two-month period ended December 31, 2007, the Company sold US$1,581,252 in pharmaceutical products to related party entities of Han.

The balances of due from and due to the related parties are summarized as follows:

		December 31,
	Note	2007
		US$
Loans due from related parties:
Loans to Han and his controlled entities	i	549,646

Total amounts due from related parties		549,646

Amounts due to related parties:
Borrowing from a related party, including accrued interest	ii	1,174,153
Unpaid consideration to Tong in connection with the Reorganization	iii	1,893,603
Due to Han and his controlled entities	iv	586,813

Total amounts due to related parties		3,654,569

Notes:
i.	Represents loans made to related parties of Han. Such loans are unsecured, interests-free and had no definite terms of repayment.

Hong Kong Fly International Health Care Limited and Subsidiary
Notes to Consolidated Financial Statements
(In US$)
11.	Related party transactions (continued)
ii.	Represents an unpaid dividend of US$1,247,633 declared by Sunstone to Tong that was converted to a Loan on February 2007. Under the terms of the loan agreement, the interest rate on the loan is based on the prevailing interest rate set by the PBOC. The unpaid loan balance as of December 31, 2007 of US$1,174,153 includes accrued interest of US$98,050. Interest expense for the two-month period ended December 31, 2007 was US$13,387.

iii.	Represents Hong Kong Health Care’s unpaid consideration for acquiring a 25% ownership interest in Sunstone from Tong in connection with the Reorganization.

iv.	Represents receipts in advance and security deposits received for the purchase of the Company’s pharmaceutical products.
12.	Commitments and contingencies

As of December 31, 2007, the Company had commitments to fund outsourced research and development contracts amounting to US$2,228,721. Payments are required when the development milestones are reached.

13.	Subsequent event

On February 1, 2008, Hong Kong Health Care declared a dividend to Han of RMB6,878,819 (US$958,907 as translated at the rate in effect on February 1, 2008). This dividend relates to Han’s entitlement to Hong Kong Health Care’s accumulated profits, as a sole proprietary owner, prior to the Reorganization described in Note 1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008	BMP SUNSTONE CORPORATION
	By:	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID GAO	By:	/s/ MARTYN D. GREENACRE

David Gao		Martyn D. Greenacre
Chief Executive Officer, Director and Principal Executive Officer		Director
March 17, 2008
March 17, 2008

By:	/s/ MICHEL Y. DE BEAUMONT	By:	/s/ JACK M. FERRARO

Michel Y. de Beaumont		Jack M. Ferraro
Director		Director
March 17, 2008		March 17, 2008

By:	/s/ FRANK J. HOLLENDONER	By:	/s/ JOHN W. STAKES, M.D.

Frank J. Hollendoner		John W. Stakes, M.D.
Director		Director
March 17, 2008		March 17, 2008

By:	/s/ FRED M. POWELL	By:	/s/ ALBERT YEUNG

Fred M. Powell		Albert Yeung
Chief Financial Officer (Principal Financial Officer)		Director
March 17 2008		March 17, 2008

By:	/s/ ZHIQIANG HAN	By:	/s/ ZHIJUN TONG

Zhiqiang Han		Zhijun Tong
Director		Director
March 17, 2008		March 17, 2008

EXHIBIT INDEX
     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1*	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of the of the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of the of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2007)

Exhibit
Number	Description

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of the of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of the of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.11	Form of Note (Incorporated by reference to Exhibit 4.4 of the of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2007)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Filed as Exhibit 10.1 to the August Form 8-K and incorporated herein by reference)

10.16	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2007)

10.17✓*	Employment Agreement, dated as of February 18, 2008, between BMP Sunstone Corporation and Han Zhiqiang

10.18✓*	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping

10.19* **	Agreement, dated as of November 22, 2007, by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Limited

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contact or compensatory plan or arrangement required to be filed or incorporated as an exhibit.