Form 10-K/A
period 2007-12-31
BMP Sunstone CORP
filed 2008-05-07
CIK 1281696

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
     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Rule S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐          Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     Yes ☐     No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 29, 2007 (based on the last reported sale price Nasdaq Capital Markets as of such date) was $192,544,887 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of April 22, 2008 there were 39,492,026 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders filed on April 2, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) of BMP Sunstone Corporation (the “Registrant”) is being filed (i) to re-file Exhibit 10.19, which exhibit has been amended pursuant to comments received from the Staff of the Securities and Exchange Commission (the “Commission”) on April 11, 2007 with respect to a confidential treatment request filed with the Commission and (ii) to include exhibit 10.20 under Item 15 of Part IV which was not included in the originally filed Form 10-K on March 17, 2008. No other portion of the report on Form 10-K as originally filed is being modified by this amendment.

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

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1*	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005,

Exhibit
Number	Description

as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

4.11	Form of Note (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed with the SEC on October 31, 2007)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd.

Exhibit
Number	Description

(Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)**

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Filed as Exhibit 10.1 to the August Form 8-K and incorporated herein by reference)

10.16	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

10.17✓*	Employment Agreement, dated as of February 18, 2008, between BMP Sunstone Corporation and Han Zhiqiang

10.18✓*	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Zhiqiang

Exhibit
Number	Description

10.19* **	Agreement, dated as of November 22, 2007, by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Limited

10.20	Beijing Med-Pharm Corporation 2007 Omnibus Equity Compensation Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008.

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2008	BEIJING MED-PHARM CORPORATION
	By:	/s/ Fred M. Powell
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)