Form 10-Q
period 2008-03-31
BMP Sunstone CORP
filed 2008-05-19
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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
Beijing Med-Pharm Corporation
(Former name, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of May 16, 2008 was 39,492,026

BMP SUNSTONE CORPORATION
INDEX

Page
No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2007	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22

Part II OTHER INFORMATION
Item 1A. Risk Factors	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits	24
SIGNATURES
Certificate of the Chief Executive Officer required by Rule 13a-14 (a)
Certificate of the Chief Financial Officer required by Rule 13a-14 (a)
Certificate of the Chief Executive Officer required by Rule 13a-14(b)
Certificate of the Chief Financial Officer required by Rule 13a-14(b)
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$8,398	$22,837
Restricted Cash	1,297	1,297
Accounts Receivable, net of allowance for doubtful accounts of $50 and $44	27,821	11,707
Inventory, net of allowance for obsolescence of $0	7,581	2,897
Bills Receivable	14,386	—
Note Receivable	659	659
Due from Related Party	2,169	—
Other Receivables	1,499	720
VAT Receivable	870	828
Prepaid Expenses and Other Current Assets	4,748	2,444

Total Current Assets	69,428	43,389
Property and Equipment, net	23,355	745
Investment in Hong Kong Health Care	—	33,126
Investment in Alliance BMP	15,093	—
Investments, at Cost	142	137
Goodwill	65,953	—
Other Assets	923	3,053
Intangible Assets, net of accumulated amortization	43,697	473

Total Assets	$218,591	$80,923

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable	$4,871	$117
Accounts Payable	13,972	8,784
Deferred Revenue	1,725	151
Due to Related Parties	4,656	—
Accrued Expenses	19,234	3,952

Total Current Liabilities	44,458	13,004

Long-Term Debt, net of debt discount	22,525	18,910
Deferred Taxes	10,934	—

Total Liabilities	77,917	31,914

Stockholders’ Equity:

Common Stock, $.001 Par Value; 75,000,000 and 50,000,000 Shares Authorized as of March 31, 2008 and December 31, 2007, respectively; 39,492,026 and 31,240,913 Shares Issued and Outstanding as of March 31, 2008 and December 31, 2007, respectively	39	31
Additional Paid in Capital	156,317	66,123
Common Stock Warrants	9,156	9,747
Accumulated Deficit	(30,078)	(27,600)
Accumulated Other Comprehensive Income	5,240	708

Total Stockholders’ Equity	140,674	49,009

Total Liabilities and Stockholders’ Equity	$218,591	$80,923

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands except per share amounts)

	For the three months ended March 31,
	2008		2007
	(in $ thousands except per share amounts)
Revenues:	$		$
Third Parties		17,298		5,685
Related Parties		791		—

Total Revenues		18,089		5,685
Cost of Goods Sold		10,368		5,031

Gross Margin		7,721		654

Sales and Marketing Expenses		5,961		614
General and Administration Expenses		3,156		1,859

Total Operating Expenses		9,117		2,473

Loss From Operations		(1,396)		(1,819)

Other Income (Expense):
Interest Income		48		150
Interest Expense		(1,569)		(19)
Debt Issuance Cost Amortization		(210)		—
Equity Method Investment Income		996		—

Total Other Income (Expense)		(735)		131

Loss Before Provision For Income Taxes		(2,131)		(1,688)
Provision For Income Taxes		347		—

Net Loss		$(2,478)		$(1,688)

Basic and Fully-Diluted Loss Per Share		$(0.07)		$(0.06)

Basic and Fully-Diluted Weighted-average Shares Outstanding		35,096		26,588

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)
($ in thousands)

						Accumulated
						Other
						Comprehensive
						Income
			Additional	Common		Foreign	Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2007	31,240,913	$31	$66,123	$9,747	$(27,600)	$708	$49,009
Stock-Based Compensation	—	—	563	—	—	—	563
Common Stock Issuance	8,000,000	8	88,611	—	—	—	88,619
Warrant and Option Exercise	251,113	—	1,020	(591)	—	—	429
Net Loss	—	—	—	—	(2,478)	—	(2,478)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	4,532	4,532

Total Comprehensive (Loss)Income	—	—	—	—	—	—	2,054

Balance as of March 31, 2008	39,492,026	$39	$156,317	$9,156	$(30,078)	$5,240	$140,674

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)
Balance Sheet

	For the three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(2,478)	$(1,688)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	4	—
Depreciation and Amortization of Property and Equipment	257	26
Amortization of Intangible Assets and Inventory at Fair Value	1,103	64
Stock-Based Compensation	563	316
Amortization of Debt Discount and Deferred Debt Issuance Costs	977	—
Equity Method Investment Income	(996)	—
Loss on Disposal of Asset	2	7
Increase in Accounts Receivable	(1,359)	(185)
Increase in Inventory	(1,627)	(765)
Decrease in Other Receivables	1,279	154
(Increase) Decrease in Value Added Tax Receivable	(8)	41
Increase in Prepaid Expenses Other Current Assets	(1,621)	(82)
(Decrease) Increase in Accounts Payable	(135)	925
Increase in Deferred Revenue	—	100
Increase (Decrease) in Accrued Expenses	2,515	(63)

Net Cash Used in Operating Activities	(1,524)	(1,150)

Cash Flows from Investing Activities:
Acquisition Payment Due to Wanwei Group	—	(214)
Acquisition of Property and Equipment	(726)	(143)
Cash Received in Acquisition of Hong Kong Fly	2,132	—
Investment in Alliance BMP	(12,319)	—

Net Cash Used In Investing Activities	(10,913)	(357)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Warrants	427	534
Payments on Note Payable	(1,839)	(73)

Net Cash (Used) Provided by Financing Activities	(1,412)	461

Effect of exchange rate changes on cash	(590)	38
Net Decrease in Cash and Equivalents	14,439	(1,008)
Cash and Equivalents, Beginning	22,837	15,331

Cash and Equivalents, Ending	$8,398	$14,323

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	—	—
Interest	126	26

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, “the Company” ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Hong Kong Fly International Health Care Limited, the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2007 and 2006, and for each of the three years for the period ended December 31, 2007, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2008 and 2007, as the Company has incurred a net loss during the three month period then ended, and their inclusion would have been anti-dilutive.
     Significant Account Policy:
     Bills receivable
     To reduce the Company’s credit risk, the Company has required certain customers to pay for the sale of the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Company to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance, Historically, the Company has experienced no losses on bills receivable. The Company, in certain circumstances, assigned with recourse its bills receivable to vendors to settle accounts payable. The assignment of bills receivable under such arrangements do not meet the condition for a sale of receivable as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and are therefore not derecognized until paid. Accounts payable settled from the assignment with recourse of bills receivable are included in short-term borrowings until paid.
     Reclassification: Certain reclassifications have been made to prior year balances in order to conform to the current presentation.
     Recent Accounting Pronouncements: On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Statement 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.
     SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the impact of deferral on the Company’s financial statements.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The fair value of cash equivalents was $ 8.4 million and $22.8 million at March 28, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
     On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the Company’s financial statements as management did not elect the fair value option for (1) any financial instruments other than cash or (2) any other assets and liabilities.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) which requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as a separate component of equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management is evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.
2. Acquisitions:

Acquisition of Guangzhou Pharmaceuticals Corporation
     On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. The investment was accounted for under the equity method of accounting in accordance with APB 18. Our total investment in Alliance BMP Limited made in January 2008 was $12.3 million. The remaining 50 percent ownership of Guangzhou Pharmaceuticals Corporation is retained by a Hong Kong Exchange-listed company, subject to semi-annual reporting requirements. Due to this semi-annual reporting requirement, the difference between the amount at which the investment in Guangzhou Pharmaceuticals is carried and the amount of the underlying equity in net assets, can not be appropriately determined as of March 31, 2008.
Acquisition of Sunstone
     On October 31, 2007, the Company acquired 49% of the issued share capital of Hong Kong Fly International Health Care Limited (“Hong Kong Health Care”), a Hong Kong corporation, which holds 100% of the equity interests of Sunstone (Tangshan) Pharmaceutical Co., Ltd. (“Sunstone”), for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone was a manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition was accounted for under the purchase method of accounting.
     On February 18, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock, valued at approximately $94.7 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).

     In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Hong Kong Health Care. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Hong Kong Health Care’s achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Hong Kong Health Care in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. For the year ended December 31, 2007, the performance target has been met.
     The acquisition of Sunstone has been accounted for as a step acquisition business combination in fiscal year 2008, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). We have allocated our investment basis to our pro rata share of Sunstone’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for Sunstone is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities. For financial reporting purposes, we have accounted for Sunstone using the equity method through February 17, 2008, and as a consolidated subsidiary thereafter.
     The following table summarizes the allocation of the 51% purchase price for the proportionate share of Hong Kong Health Care’s net assets acquired at fair value at the date of acquisition:

($ in thousands)
Purchase Price
Value of shares to acquire 51% of Hong Kong Health Care (i)	$88,619
Direct acquisition costs	570

$89,189

Less: Fair Value of identifiable assets acquired:
Cash	1,075
Accounts receivable	7,094
Bills Receivable	7,768
Inventory	2,059
Prepaid expenses and other assets	787
Due from related parties	1,013
Deferred income taxes	165
Land use rights	1,045
Fixed assets	9,915

30,921
Plus: Fair value of liabilities assumed:
Borrowings	4,724
Accounts payable	2,280
Accrued liabilities and other payables	6,984
Due to related parties	2,354
Deferred tax liability (ii)	11,198

27,540

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$85,808

     The excess cost of the fair value of the net assets acquired has been allocated to the following identifiable assets as of the date of the acquisition with the remaining amount of $63,746,000 carried as goodwill.
(i)	Under the terms of the Sale and Purchase Agreement dated September 28, 2007, 400,000 shares of the 8,000,000 to the Sellers remain contingent on specified events or transactions in the future and are not included in the above purchase price valuation until earned.
(ii)	Deferred tax liability of $11,198,000 was recorded at February 18, 2008 representing 25% tax rate on intangible assets acquired as part of the acquisition of Sunstone.

	Weighted Average
Intangible assets	Amortization Period	Gross Carrying Amount

Customer Relationships	10 Years	$9,719
Trademarks	Indefinite	9,222
Favorable contracts	17.3 Years	3,121

		$22,062

Equity Method Investment Income:
     For our 49% investment in Hong Kong Health Care that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Hong Kong Health Care generated net income of $2,746,000 or $1,345,000 for our 49% equity ownership. The total amortization for the period was $349,000 which resulted in a equity method investment income of $996,000.

($ amounts in thousands)
Equity in earnings of Hong Kong Health Care for the period January 1, 2008 through February 17, 2008	$1,345
Less adjustments of excess fair value:
Amortization expense of intangible assets	(349)

Total equity method investment gain after amortization	$996

Pro Forma Information
     The following unaudited pro forma results of operations for the three months ended March 31, 2008 give effect to the Sunstone step acquisition as if such acquisition had been completed as of January 1, 2008:

Three months ended
($ in thousands, except per share amounts)	March 31, 2008
Pro Forma Revenue	$26,826

Pro Forma Net Loss	$(1,448)

Loss per Share — Basic and Fully Diluted Pro forma	$(0.04)

     The pro forma results have been prepared for comparative purposes only based upon currently available information and upon certain assumptions that we believe are reasonable, but which are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the period presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.
3. Segment Information:
     The Company has three reportable segments: (i) the OTC sale reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and (iii) the Sales and Marketing reportable segment which includes the operations of BMP China.
          Sunstone OTC Segment
     The chief operating decision maker for OTC segment is the President of the Company whose function is to allocate resources to, and access the performance of Sunstone. This segment primarily sells products into the retail pharmacy supply chain. Sunstone operates in a high margin environment.
          Pharmaceutical Distribution Segment
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
          Sales and Marketing Segment
     The chief operating decision maker for the sales and marketing segment is the General Manager of BMP China whose function is to allocated resources to and access the performance of BMP China. This segment services healthcare providers of prescription drugs.
     The following tables present reportable segment information for the periods indicated:

	Revenue
	Three months ended March 31,
	2008	2007
	($ in thousands)
OTC Sales(i)	$9,457	$—
Pharmaceutical Distribution	8,632	5,685
Sales and Marketing intersegment	319	101
Eliminations	(319)	(101)

Total Revenue	$18,089	5,685

	Operating Income (Loss)
	Three months ended March 31,
	2008	2007
	($ in thousands)
OTC Sales(i)	$1,283	$—
Pharmaceutical Distribution	(390)	(221)
Sales and Marketing	(695)	(461)
Corporate	(1,406)	(1,231)
Eliminations	(188)	94

Total Operating Loss	$(1,396)	$(1,819)

(i) Revenues and operating income for the OTC Sales segment is for the period February 18, 2008 through March 31, 2008.
4. Accrued Expenses
     Accrued expenses as of March 31, 2008 and December 31, 2007, consists of the following:

	2008	2007
Accrued salary and related	$2,600	$802
Accrued professional fees	330	602
Accrued taxes and related expenses	4,763	248
Accrued social welfare and related expenses	1,352	252
Accrued other	10,189	2,046

Total Accrued expenses	$19,234	$3,952

5. Shareholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended March 31,
	2008	2007
Weighted average basic shares	35,096,301	26,588,464
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three months ended March 31, 2008 and 2007 because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2008	2007
Number of shares	1,501,842	2,030,684
Range of exercise price	$1.15 - $7.95	$1.15-$7.95
6. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through September 30, 2007 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2008	2007
Expected life (years)	5.0	5.0
Risk-free interest rate	2.36%	5.15%
Expected Volatility	55%	78.83%
Expected Dividend yield	0.00%	0.00%
     The expected volatility in our stock for the three months ended March 31, 2008 has decreased from the three months ended March 31, 2007 as the Company is estimating future volatility will be more in line with the historic volatility over the past year which has decreased considerably compared to the years prior to 2007. The weighted average estimated fair value of the options granted for each of the three months ending March 31, 2008 and 2007 was $4.29 and $5.32.
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
     A summary of the options issued by the Company for the three months ended March 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2008	2,920,626	$4.30		$—
Granted	170,000	8.69		—
Exercised	(79,625)	1.56		—
Canceled	(22,354)	9.00

Outstanding on March 31, 2008	2,988,647	$4.58	7.63	$13,701,060

Exercisable on March 31, 2008	1,556,764	$1.82	6.50	$2,830,921
     There were 79,625 and 0 options exercised in the three month periods ended March 31, 2008 and March 31, 2007, respectively. Total intrinsic value of the options exercised for the three months ended March 31, 2008 were $536,926, and for the three months ended March 31, 2007 were $0. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $285,625 and $334,000. A summary of the status of the Company’s non-vested shares as of March 31, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value

Nonvested at January 1, 2008	1,400,469	$4.87
Granted	170,000	4.29
Vested	(122,586)	2.33
Canceled	(21,000)	6.22

Non-vested at March 31, 2008	1,426,883	$4.99

     The unrecognized share-based compensation cost related to stock option expense at March 31, 2008 is $5,221,275 and will be recognized over a weighted average of 3.08 years.
7. Related Party Transactions
     During the period February 18, 2008 through March 31, 2008, the Company sold $791,000 in pharmaceutical products to related party entities of the Company’s President, Zhiqiang Han (Han). At March 31, 2008, the Company had balances due from and due to Han and Zhijun Tong, director of the Company.
     The balances of due from and due to the related parties are summarized as follows:

Balance at
March 31, 2008
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$1,575
Loan due from Han	572
Amounts due from Tong	22

$2,169

Amounts due to related parties:
Due to Han and entities controlled by Han	$1,627
Due to Tong and entities controlled by Tong	3,029

$4,656

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     BMP Sunstone Corporation (formerly known as Beijing Med-Pharm Corporation), a Delaware corporation, is a pharmaceutical and over-the-counter, or OTC, research manufacturing, marketing and distribution company based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing, promotional and distribution services. These services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers;

•	OTC marketing to retail pharmacies; and

•	pharmaceutical distribution.
     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of

7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Hong Kong Fly International Health Care Limited, or Hong Kong Health Care, which holds a 100% equity interest in Sunstone. On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Hong Kong Health Care that we had not already acquired in exchange for up to 8 million shares of our common stock which was valued at approximately $94.7 million based on our quarterly average market price two days before and after the date of the Sales and Purchase Agreement of September 28, 2007.
Financial Overview
     The majority of our revenues have been derived from two sources: our Sunstone OTC revenue and revenue from the distribution of pharmaceutical products, including our licensed products, in China through our wholly-owned subsidiary Wanwei. Each revenue source accounts for 52% and 48% of total revenue, respectively, for the three months ended March 31, 2008.
     Since our inception, we have generated significant losses. As of March 31, 2008, we had an accumulated deficit of approximately $30,078,000.
     Our future success will depend on expanding sales of our current products, obtaining additional promotional and market research agreements and licensing rights for China, expanding our OTC sales through Sunstone as well as acquiring additional distribution companies currently operating in China. During 2008 and 2007, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical and OTC products and products in development from western pharmaceutical companies for marketing and distribution in China.
Acquisitions
Acquisition of Guangzhou Pharmaceutical Corporation
     On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by the Company, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. The investment was accounted for under the equity method of accounting in accordance with APB 18. Our total investment in Alliance BMP Limited made in January 2008 was $12.3 million. The remaining 50 percent ownership of Guangzhou Pharmaceuticals Corporation is retained by a Hong Kong Exchange-listed company, subject to semi-annual reporting requirements. Due to this semi-annual reporting requirement, the difference between the amount at which the investment in Guangzhou Pharmaceuticals is carried and the amount of the underlying equity in net assets, can not be appropriately determined at March 31, 2008.
Acquisition of Sunstone
     On October 31, 2007, the Company acquired 49% of the issued share capital of Hong Kong Health Care, which holds 100% of the equity interests of Sunstone, for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting.
     On February 17, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock, valued at approximately $95 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
     In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Hong Kong Health Care. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Hong Kong Health Care’s achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Hong Kong Health Care in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. For the year ended December 31, 2007, the performance target has been met.

     The acquisition of Sunstone has been accounted for as a business combination in fiscal year 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). We have allocated our investment basis to our pro rata share of Sunstone’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for Sunstone is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities. For financial reporting purposes, we have accounted for Sunstone using the equity method through February 17, 2008, and as a consolidated subsidiary thereafter.
Liquidity and Capital Resources
     As of March 31, 2008, we had unrestricted cash and cash equivalents of approximately $8.4 million which represented 4% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
     Our cash resources have primarily been devoted to payment of salaries and wages for our employees, acquisitions, inventory, professional fees, and fees related to sales and promotion of our current products. We currently plan to use our remaining resources primarily to fund:
•	our operating expenses and general working capital;

•	the marketing of our current and future products; and

•	our pursuit of internal growth and strategic acquisitions including our proposed acquisition of Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng.
     We anticipate that our March 31, 2008 balance of approximately $8.4 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     To date, we have had negative cash flows from operations.
     Net cash used in operating activities was $1,524,000 for the three months ended March 31, 2008. This amount reflected our loss of $2,478,000, offset by $1,910,000 in net non-cash charges including amortization of intangible assets and inventory marked to fair value incurred as a result of the Sunstone acquisition of $1,103,000, amortization of debt discount and debt issuance costs of $977,000, stock based compensation expense of $563,000, depreciation and amortization of equipment and leasehold improvements of $257,000 and equity method investment income of $996,000. In addition, we generated $3,794,000 of operating cash as result in changes in certain of our operating assets and liabilities during the quarter ended March 31, 2008. The most significant changes were the increases in accrued other expenses of $2,515,000 and a decrease in other receivables of $1,279,000. Offsetting these changes were increases in prepaid and other assets of $1,621,000, accounts receivable of $1,359,000 and inventory of $1,627,000, and a decrease in accounts payable of $135,000.
     Cash used in investing activities was $10,913,000 and reflects the payment for Alliance BMP of $12,319,000, cash received in the acquisition of Hong Kong Fly of $2,132,000 and the acquisition of property, plant and equipment of $726,000. Net cash used by financing activities of $1,412,000, consisted of $427,000 from the exercise of warrants and options, offset by payments on notes payable of $1,839,000.
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
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2007 consolidated financial statements contained in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements and also in Note 1 to our consolidated financial statements contained in this quarterly report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:
Bills receivable
     To reduce the Company’s credit risk, the Company has required certain customers to pay for the sale of the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by a financial institution that entitles the Company to receive the full face amount from the financial institution at maturity, which generally ranges from 3 to 6 months from the date of issuance. Historically, the Company has experienced no losses on bills receivable. The Company, in certain circumstances, assigned with recourse its bills receivable to vendors to settle accounts payable. The assignment of bills receivable under such arrangements do not meet the conditions for a sale of receivable as prescribed in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and are therefore not derecognized until paid. Accounts payable settled from the assignment with recourse of bills receivable are included in short-term borrowings until paid.
Investment Valuation
     For the period January 1, 2008 through February 17, 2008 we accounted for our 49% investment in Hong Kong Health Care that was not fully consolidated but instead was included in our financial statements under the equity method of accounting, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid that represents the excess cost over the underlying fair value of our proportionate share of net assets, including the fair value of identifiable intangible assets is referred to as equity method goodwill. Under SFAS No. 142, this excess cost is not subject to amortization but rather to impairment testing pursuant to APB No. 18. The impairment test under APB No. 18 considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life against our share of investee earnings. We periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives in accordance with APB Opinion No. 18. As of March 31, 2008, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

Three months Ended March 31, 2008 Compared to Three months Ended March 31, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
($ amounts in thousands)	2008	2007	2008	2007

Net Revenues	$18,089	$5,685	100.0%	100.0%
Cost of Sales	10,368	5,031	57.3%	88.5%

Gross Margin	7,721	654	42.7%	11.5%

Sales and Marketing Expenses	5,961	614	33.0%	10.8%
General and Administrative Expenses	3,156	1,859	17.4%	32.7%

Total Operating Expenses	9,117	2,473	50.4%	43.5%

Loss From Operations	(1,396)	(1,819)	-7.7%	-32.0%
Other Income (Expense):
Interest Income	48	150	0.3%	2.6%
Interest Expense	(1,569)	(19)	-8.7%	-0.3%
Debt Issuance Cost Amortization	(210)	—	-1.2%	0.0%
Equity Method Investment Income	996	—	5.5%	0.0%

Total Other Income (Expense)	(735)	131	-4.1%	2.3%

Loss Before Provision for Income Taxes	(2,131)	(1,688)	-11.8%	-29.7%
Provision for Income Taxes	347	—	1.9%	0.0%

Net Loss	$(2,478)	$(1,688)	-13.7%	-29.7%

Net Revenues
     Net revenue was approximately $18,089,000 for the three months ended March 31, 2008 as compared with approximately $5,685,000 for the three months ended March 31, 2007. Sunstone revenues were included for the period February 18, 2008 through March 31, 2008.
Revenue by product categories was as follows:

	Three Months Ended March 31,
($ amounts in thousands)	2008	2007	$ Increase	% Increase

OTC Sales	$9,457	$—	$9,457	N/C
Distribution products	7,435	5,279	2,156	41%
Licensed products	1,197	406	791	195%

	$18,089	$5,685	$12,404	218%

     OTC Sales. Sunstone revenues were $9,457,000 for the period February 18, 2008 through March 31, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which accounted for approximately 92% of Sunstone’s revenue for the period.
     Distribution Products. Distribution revenue for the three months ended March 31, 2008, excluding licensed products, was $7,435,000 as compared to $5,279,000 for the three months ended March 31, 2007. The top five products were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Citicoline Monosodium Salt and Cephalexin which accounted for 33% of total distribution revenue for the three months ended March 31, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo, Galake and Propess with revenue of

$1,197,000 for the three months ended March 31, 2008 as compared to $406,000 for the three months ended March 31, 2007. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake during the third quarter of 2007. As of March 31, 2008 there were 431 and 456 hospitals selling Propess and Anpo respectively, versus 315 and 193 as of March 31, 2007. In addition, there were 122 hospitals selling Galake as of March 31, 2008.
Cost of Sales:
     Cost of goods sold was approximately $10,368,000 for the three months ended March 31, 2008 as compared with $5,031,000 for the three months ended March 31, 2007. The gross margin for the three months ended March 31, 2008 was 42.7% as compared to 11.5% for the three months ended March 31, 2007. The gross profit of Sunstone products was $6,716,000 which included $609,000 of purchase accounting adjustment to mark the February 18, 2008 inventory to fair value and $53,000 of amortization resulting from the Sunstone acquisition. The gross margin was 71% which included the purchase accounting adjustments and would have been 78% excluding the inventory mark up to fair value and amortization. The combined cost of goods sold for distribution and licensed products was $7,627,000 as compared to $5,031,000 for the three months ended March 31, 2007. The gross margin for distribution and licensed products was 11.6% for the three months ended March 31, 2008 as compared to 11.5% for the three months ended March 31, 2007. For the three months ended March 31, 2007 licensed products accounted for 13.9% of combined distribution and licensed revenues as compared to 7.1% for the three months ended March 31, 2007.
Sales and Marketing Expenses:
     Sales and marketing expenses were $5,961,000 for the three months ended March 31, 2008 as compared with $614,000 for the three months ended March 31, 2007. Sunstone sales and marketing expenses for the period February 18 through March 31, 2008 accounted for $4,867,000 of the $5,347,000 increase for the three months ended March 31, 2008 as compared to March 31, 2007. Marketing, advertising, salaries and related benefits, office expenses, travel and entertainment and amortization of intangibles account for $4,995,000 or 84% of sales and marketing expenses for the three months ended March 31, 2008. The most significant sales and marketing expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are as follows: salaries and related benefits of $1,579,000; television, newspaper and magazine advertising of $1,257,000; sales office related expenses $792,000, travel and entertainment of $654,000 and amortization of intangibles of $417,000 which resulted from the acquisition of Sunstone.
General and Administrative Expenses:
     General and administrative expenses were approximately $3,156,000 for the three months ended March 31, 2008 as compared to $1,859,000 for the three months ended March 31, 2007. Sunstone’s general and administrative expenses for the period February 18 through March 31, 2008 accounted for $567,000 of the $1,297,000 increase for the three months ended March 31, 2008 as compared to March 31, 2007. Salaries and related benefits increased $515,000 for the three months ended March 31, 2008 as compared to March 31, 2007. This increase is the result of Sunstone acquisition for $281,000, the increase in additional senior management in China in 2007, salary increases and expansion of our administrative and corporate staff in China. Stock-based compensation increased $247,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Accounting fees increased $133,000 for the three months ended March 31, 2008 as compared to March 31, 2007 which resulted from our initial Sarbanes Oxley audit for the year ended December 31, 2007. Business taxes increased $128,000 for the period March 31, 2008 as compared to March 31, 2007 of which $109,000 was the result of the Sunstone’s operations. Office rent and supply expenses increased $58,000 for the three months ended March 31, 2008 as compared to three months ended March 31, 2007 as a result of both BMP China and Wanwei moving administrative offices during the quarter and the acquisition of Sunstone.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. During August 2007, we completed a private placement of shares of our common stock to investors with net proceeds of $30,600,000 net of issuance costs, and in November 2007 we completed a debt financing with net proceeds of $21,870,000. In December 2006, we completed a private placement of our shares of common stock to investors of $14,100,000 net of issuance costs. We received interest income on our balances of cash and cash equivalents of $48,000 during the three months ended March 31, 2008 and $150,000 for the three months ended March 31, 2007.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing. We had interest expense of $1,779,000 during the three months ended March 31, 2008 and $19,000 for the three months ended March 31, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of March 31, 2008, the unamortized debt discount amounted to approximately $3,323,000. Total amortization of the debt discount was $767,000 for three months ended March 31, 2008. Interest expense of 10% for the November 2007 long term debt financing was $575,000 for the three months ended March 31, 2008. Outstanding debt of Sunstone acquired resulted in an additional $225,000 of interest expense for the period February 17, 2008 through March 31, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $910,000 as of March 31, 2008 and $210,000 of debt issuance costs had been amortized for the three months ended March 31, 2008.
Equity Method Investment Income:
     For our 49% investment in Hong Kong Health Care that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Hong Kong Health Care generated net income of $2,746,000 or $1,345,000 for our 49% equity ownership. The total amortization for the period was $349,000 which resulted in a equity method investment income of $996,000.

($ amounts in thousands)
Equity in earnings of Hong Kong Health Care for the period January 1, 2008 through February 17, 2008	$1,345
Less adjustments of excess fair value:
Amortization expense of intangible assets	(349)

Total equity method investment gain after amortization	$996

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries BMP China, Sunstone and Wanwei, from RMB, the functional currency of China, into United States dollars, our functional currency. For additional information on the risks associated with the RMB, see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations”.
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of March 31, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.1 million. This hypothetical reduction on transactional exposure is based on the difference between March 31, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of March 31, 2008, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $12.8 million or 9% of our March 31, 2008 shareholder equity of $140.7 million.
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

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired Hong Kong Health Care on February 18, 2008, our ability to effectively apply our disclosure controls and procedures to that acquired business is inherently limited by the short period of time that we have had to evaluate its operations.
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
     Now that we own all of the issued share capital of Hong Kong Health Care, we intend to improve the internal controls over financial reporting of Hong Kong Health Care. For example, we are incorporating our accounting processes and reporting schedule at Hong Kong Health Care, we plan to add accounting and finance personnel to oversee internal controls for financial reporting, we have begun the process of segregating duties of various tasks being performed by the personnel of Hong Kong Health Care and we plan on implementing training programs on U.S. generally accepted accounting principles. The implementation of this process is planned to begin during the second quarter of fiscal 2008 and is expected to be completed during 2008. We do not believe that the costs associated with these improvements will have a material adverse affect on our financial condition. However, despite these steps, we may experience reportable conditions, material weaknesses and significant deficiencies in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our auditors will determine that the material weakness and significant deficiencies have been remedied by the end of our fiscal year ended December 31, 2008.
(b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
(a) On February 15, 2008, we held a Special Meeting of Stockholders of the Company.
(c) The matters voted upon at the Special Meeting and the votes cast with respect to such matters are as follows:

		For	Against	Withheld	Abstain	Broker Non-Votes
1.	To approve the issuance and sale of 8,000,000 shares of the Company’s common stock, par value $0.001 per share, to Han Zhiqiang and Tong Zhijun in exchange for a 51% interest in Hong Kong Fly International Health Care Limited, a Hong Kong corporation that holds a 100% equity interest in Sunstone Pharmaceutical Co., Ltd.	19,648,271	105,530	—	16,400	6,662,879
2.	To approve an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Beijing Med-Pharm Corporation to “BMP Sunstone Corporation”	26,296,376	131,642	—	5,062	0
3.	To approve an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock, par value $0.001 per share, from 50,000,000 shares to 75,000,000 shares	23,412,821	3,014,852	—	5,406	1

ITEM 6. Exhibits
10.1	Employment Agreement, dated as of March 31, 2008, between BMP Sunstone Corporation and Fred M. Powell

31.1	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE Corporation
Date: May 19, 2008	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2008	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)