Form 10-Q/A
period 2008-03-31
BMP Sunstone CORP
filed 2008-06-30
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑
The number of shares of common stock of BMP SUNSTONE Corporation outstanding as of June 30, 2008 is 39,587,026.

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2008 (the “Original Report”), of BMP Sunstone Corporation (the “Registrant”) is being filed solely to amend and restate Exhibits 31.1 and 31.2 to the Original Report. No other portion of the Original Report is being modified by this amendment.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following exhibits to the Original Report are hereby amended and restated.

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

BMP SUNSTONE Corporation
Date: June 30, 2008	/s/ David Gao
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2008	/s/ Fred M. Powell
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following is a list of exhibits filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)