Form 10-Q
period 2008-06-30
BMP Sunstone CORP
filed 2008-08-11
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of August 8, 2008 was 39,630,276

BMP SUNSTONE CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$4,702	$22,837
Restricted Cash	1,297	1,297
Notes Receivable	17,547	—
Accounts Receivable, net of allowance for doubtful accounts of $51 and $44	29,228	11,707
Inventory, net of allowance for obsolescence of $0	9,501	2,897
Due from Related Parties	2,431	—
Other Receivables	2,813	1,379
VAT Receivable	1,451	828
Prepaid Expenses and Other Current Assets	4,982	2,444

Total Current Assets	73,952	43,389
Property and Equipment, net	22,450	745
Investment in Sunstone China Limited	—	33,126
Investment in Alliance BMP	15,093	—
Investments, at Cost	145	137
Goodwill	67,471	—
Other Assets	1,565	3,053
Intangible Assets, net of accumulated amortization	45,712	473

Total Assets	$226,388	$80,923

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable, net of debt discount	$27,862	$117
Accounts Payable	19,151	8,784
Deferred Revenue	750	151
Due to Related Parties	3,855	—
Accrued Expenses	17,387	3,952

Total Current Liabilities	69,005	13,004

Long-Term Debt, net of debt discount	2,910	18,910
Deferred Taxes	10,991	—

Total Liabilities	82,906	31,914

Stockholders’ Equity:
Common Stock, $.001 Par Value; 75,000,000 and 50,000,000 Shares Authorized as of June 30, 2008 and December 31, 2007, respectively; 39,587,026 and 31,240,913 Shares Issued and Outstanding as of June 30, 2008 and December 31, 2007, respectively	40	31
Additional Paid in Capital	157,070	66,123
Common Stock Warrants	9,156	9,747
Accumulated Deficit	(31,345)	(27,600)
Accumulated Other Comprehensive Income	8,561	708

Total Stockholders’ Equity	143,482	49,009

Total Liabilities and Stockholders’ Equity	$226,388	$80,923

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Third Parties	$27,137	$7,180	$44,435	$12,865
Related Parties	2,501	—	3,292	—

Total Revenues	29,638	7,180	47,727	12,865
Cost of Goods Sold	13,077	6,204	23,445	11,235

Gross Profit	16,561	976	24,282	1,630

Sales and Marketing Expenses	11,138	733	17,099	1,347
General and Administration Expenses	3,819	1,896	6,975	3,755

Total Operating Expenses	14,957	2,629	24,074	5,102

Profit (Loss) From Operations	1,604	(1,653)	208	(3,472)

Other Income (Expense):
Interest Income	14	119	62	270
Interest Expense	(1,611)	(24)	(3,180)	(44)
Debt Issuance Cost Amortization	(210)	—	(420)	—
Equity Method Investment Income	—	—	996	—

Total Other Income (Expense)	(1,807)	95	(2,542)	226

Loss Before Provision For Income Taxes	(203)	(1,558)	(2,334)	(3,246)
Provision For Income Taxes	1,064	—	1,411	—

Net Loss	$(1,267)	$(1,558)	$(3,745)	$(3,246)

Basic and Fully-Diluted Loss Per Share	$(0.03)	$(0.06)	$(0.10)	$(0.12)

Basic and Fully-Diluted Weighted-average Shares Outstanding	39,511	26,739	39,304	26,664

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
($ in thousands)

						Accumulated
						Other
						Comprehensive
						Income
			Additional	Common		Foreign	Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Currency	Stockholders’
	of Shares	Value	Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2007	31,240,913	$31	$66,123	$9,747	$(27,600)	$708	$49,009
Stock-Based Compensation	—	—	563	—	—	—	563
Common Stock Issuance	8,000,000	8	88,611	—	—	—	88,619
Warrant and Option Exercise	251,113	—	1,020	(591)	—	—	429
Net Loss	—	—	—	—	(2,478)	—	(2,478)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	4,532	4,532

Total Comprehensive (Loss)Income	—	—	—	—	—	—	2,054

Balance as of March 31, 2008	39,492,026	$39	$156,317	$9,156	$(30,078)	$5,240	$140,674

Stock-Based Compensation	—	—	616	—	—	—	616
Warrant and Option Exercise	95,000	1	137	—	—	—	138
Net Loss	—	—	—	—	(1,267)	—	(1,267)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	3,321	3,321

Total Comprehensive (Loss)Income						—	2,054

Balance as of June 30, 2008	39,587,026	$40	$157,070	$9,156	$(31,345)	$8,561	$143,482

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(3,745)	$(3,246)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	4	—
Depreciation and Amortization of Property and Equipment	809	52
Amortization of Intangible Assets and Inventory at Fair Value	2,095	128
Stock-Based Compensation	1,180	672
Amortization of Debt Discount and Deferred Debt Issuance Costs	1,954	—
Equity Method Investment Income	(996)	—
Loss on Disposal of Asset	2	20
Deferred Taxes	(372)	—
Increase in Accounts Receivable	(2,188)	(1,587)
(Increase) Decrease in Inventory	(4,033)	99
Increase in Due from Related Parties	(346)	—
(Increase) Decrease in Other Receivables	(2,677)	63
(Increase) Decrease in Value Added Tax Receivable	(554)	240
Increase in Prepaid Expenses Other Current Assets	(1,671)	(484)
Increase (Decrease) in Accounts Payable	5,258	(116)
(Decrease) Increase in Deferred Revenue	(1,363)	62
Decrease in Due to Related Parties	(953)	—
Increase in Accrued Expenses	1,314	77

Net Cash Used in Operating Activities	(6,282)	(4,020)

Cash Flows from Investing Activities:
Acquisition Payment Due to Wanwei Group	—	(214)
Acquisition of Property and Equipment	(1,956)	(199)
Cash Received in Acquisition of Hong Kong Fly	2,132	—
Deposit on Rongheng	(1,565)	—
Note Receivable with Rongheng	212	(659)
Investment in Alliance BMP	(12,319)	—

Net Cash Used In Investing Activities	(13,496)	(1,072)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Warrants and Options	541	801
Net Proceeds on Note Payable	475	(357)
Increase in Restricted Cash	—	(391)
Investment held For Sale	—	(2)

Net Cash Provided by Financing Activities	1,016	51

Effect of exchange rate changes on cash	627	110
Net Decrease in Cash and Equivalents	(18,135)	(4,931)
Cash and Equivalents, Beginning	22,837	15,331

Cash and Equivalents, Ending	$4,702	$10,400

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$1,800	—
Interest	$1,463	$26

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, “the Company” “we” or “our” ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) and Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited) (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”) should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2007 and 2006, and for each of the three years for the period ended December 31, 2007, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of June 30, 2008 and 2007, as the Company has incurred a net loss during the three and six month periods then ended, and their inclusion would have been anti-dilutive.
     Notes Receivable: The Company receives notes receivable for the settlement of trade receivables balances. Notes receivables are guaranteed by established banks in the PRC and have maturities of six months or less.
     Reclassification: Certain reclassifications have been made to prior year balances in order to conform to the current presentation.
     Recent Accounting Pronouncements: On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,”(“FSP FAS 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.
     SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the impact of deferral on the Company’s financial statements.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13 “Acconting for Leases”. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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
The fair value of cash equivalents was $4.7 million and $22.8 million at June 30, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy. The fair value of notes receivable was $26.8 million as of June 30, 2008. These financial instruments are classified as Level 2 of the fair value hierarchy.
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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in this FSP is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of the FSP. The Company is currently evaluating the impact of this guidance.
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for the Company as of January 1, 2009 and will have to be applied retrospectively to all periods presented. The Company will evaluate the impact of the adoption in the event any instruments that would be subject to this guidance are being considered in the future, however, it is not expected to have any impact on the Company’s financial condition and results of operations upon adoption as the Company does not have any instruments issued and outstanding that will be subject to this guidance.
2. Acquisitions:
Acquisition of Guangzhou Pharmaceuticals Corporation
     On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. Guangzhou Pharmaceuticals Corporation had revenues of RMB 8.5 billion for the year ended December 31, 2007 and is the fourth largest pharmaceutical distributor in China. The investment in Alliance BMP Limited was accounted for under the cost method of accounting in accordance with APB 18. Our total investment in Alliance BMP Limited as an investment at cost was $15.1 million. The remaining 50 percent ownership of Guangzhou Pharmaceutical Company Limited is retained by a Hong Kong and Shanghai Exchange-listed company.
Acquisition of Sunstone
     On October 31, 2007, the Company acquired 49% of the issued share capital of Sunstone China, which holds 100% of the equity interests of Sunstone, for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a manufacturer of primarily branded over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition was accounted for under the purchase method of accounting.
     On February 18, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock, valued at approximately $94.7 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
     In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Sunstone China. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Sunstone China’s achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Sunstone China in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. For the year ended December 31, 2007, the performance target has been met.
     The acquisition of Sunstone has been accounted for as a step acquisition business combination, in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). We have allocated our investment basis to our pro rata share of Sunstone’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. For financial reporting purposes, we have accounted for Sunstone using the equity method through February 17, 2008, and as a consolidated subsidiary thereafter.
     The following table summarizes the allocation of the February 18, 2008 acquisition of the 51% purchase price for the proportionate share of Sunstone China’s net assets acquired at fair value at the date of acquisition:

($ in thousands)
Purchase Price
Value of shares to acquire 51% of Sunstone China (i)	$88,619
Direct acquisition costs	570

$89,189
Less: Fair Value of identifiable assets acquired:
Cash	1,075
Notes receivable	7,768
Accounts receivable	7,094
Inventory	2,059
Prepaid expenses and other assets	787
Due from related parties	1,013
Deferred income taxes	165
Land use rights	1,045

($ in thousands)
Fixed assets	9,915

30,921
Plus: Fair value of liabilities assumed:
Borrowings	4,724
Accounts payable	2,280
Accrued liabilities and other payables	6,984
Due to related parties	2,354
Deferred tax liability (ii)	11,198

27,540

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$85,808

(i)	Under the terms of the Sale and Purchase Agreement dated September 28, 2007, 400,000 shares of the 8,000,000 to the Sellers remain contingent on specified events or transactions in the future and are not included in the above purchase price valuation until earned.

(ii)	Deferred tax liability of $11,198,000 was recorded at February 18, 2008 representing 25% tax rate on intangible assets acquired as part of the acquisition of Sunstone.
The excess cost of the fair value of the net assets acquired has been allocated to the following identifiable assets as of the date of the acquisition with the remaining amount of $63,746,000 carried as goodwill.

	Weighted Average	($ in thousands)
Intangible assets	Amortization Period	Gross Carrying Amount
Customer Relationships	10 Years	$9,719
Trademarks	Indefinite	9,222
Favorable contracts	17.3 Years	3,121

		$22,062

Equity Method Investment Income:
     For our 49% investment in Sunstone China acquired on October 31, 2007 that was not fully consolidated, but instead is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Sunstone China generated net income of $2,746,000 or $1,345,000 for our 49% equity ownership. The total amortization for the period was $349,000 which resulted in an equity method investment income of $996,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for the period January 1, 2008 through February 17, 2008	$1,345
Less adjustments of excess fair value:
Amortization expense of intangible assets	(349)

Total equity method investment income after amortization	$996

Pro Forma Information
     The following unaudited pro forma results of operations for the six months ended June 30, 2008 give effect to the Sunstone step acquisition as if such acquisition had been completed as of January 1, 2008:

Six months ended
($ in thousands, except per share amounts)	June 30, 2008
Pro Forma Revenue	$56,464

Pro Forma Net Loss	$(2,715)

Loss per Share — Basic and Fully Diluted Pro forma	$(0.070)

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
3. Segment Information:
     The Company has three reportable segments: (i) the branded OTC reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and (iii) the Sales and Marketing reportable segment which includes the operations of BMP China.
          Branded OTC Segment (Sunstone)
     The chief operating decision maker for the Sunstone branded OTC segment is the President and Chief Operating Officer of the Company whose function is to allocate resources to, and access the performance of Sunstone. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products.
          Pharmaceutical Distribution Segment (Wanwei)
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
          Licensed Products Segment (BMP China)
     The chief operating decision maker for the Sales and Marketing segment is the Corporate Vice President and General Manager of BMP China whose function is to allocate resources to and access the performance of BMP China. This segment markets exclusively licensed prescription drugs nationwide to healthcare providers of prescription drugs.
     The following tables present reportable segment information for the periods indicated:

Revenues	($ in thousands)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Branded OTC (1)	$19,612	$—	$29,069	$—
Pharmaceutical Distribution	9,966	7,159	18,598	12,845
Licensed Products	424	160	743	261
Eliminations	(364)	(139)	(683)	(241)

Total Revenue	$29,638	$7,180	$47,727	$12,865

Profit (Loss) from operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Branded OTC (1)	$4,053	$—	$5,336	$—
Pharmaceutical Distribution	2	127	(388)	(151)
Sales and Marketing	(621)	(695)	(1,316)	(1,100)
Corporate	(1,318)	(1,415)	(2,724)	(2,646)
Eliminations	(512)	330	(700)	425

Total Operating Profit (Loss) from Operations	$1,604	$(1,653)	$208	$(3,472)

(1)	Revenue and Profit from Operations for the branded OTC segment is for the period February 18, 2008 through June 30, 2008.
4. Accrued Expenses
     Accrued expenses as of June 30, 2008 and December 31, 2007, consists of the following:

	June 30,	December 31,
	2008	2007
Accrued taxes and related expenses	$5,391	$249
Accrued salaries and related expenses	2,560	1,101
Accrued office expenses	2,416	15
Accrued marketing expenses	2,096	0
Accrued travel and entertainment expenses	1,954	29
Accrued other expenses	1,362	1,573
Accrued advertising expenses	916	0
Accrued interest expenses	383	383
Accrued professional fees	232	602
Accrued research and development expenses	77	0

Total Accrued expenses	$17,387	$3,952

5. Stockholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average basic shares	39,510,707	26,738,948	39,303,504	26,664,122
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and six months ended June 30, 2008 and 2007 because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Number of shares	1,339,563	2,206,001	1,415,876	2,035,286
Range of exercise price	$1.15-5.84	$1.15-10.90	$1.15-7.48	$1.15-$10.90
6. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through June 30, 2008 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.14-3.22%	5.23%	2.36-3.22%	5.15%-5.23%
Expected Volatility	55%	80%	55%	78.8%-80%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%
     The expected volatility in our stock for the three and six months ended June 30, 2008 has decreased from the three and six months ended June 30, 2007 as the Company is estimating future volatility will be more in line with the historic volatility over the past year which has decreased considerably compared to the years prior to 2007. The weighted average estimated fair value of the options granted for each of the three and six months ending June 30, 2008 and 2007 was $3.70 and $6.23.
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
     A summary of the options issued by the Company for the six months ended June 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2008	2,920,626	$4.30
Granted	170,000	8.69
Exercised	(79,625)	1.56
Canceled	(22,354)	9.00

Outstanding on March 31, 2008	2,988,647	$4.58	7.63	$13,701,060
Granted	604,000	7.35
Exercised	(95,000)	1.44
Canceled	(66,147)	7.61

Outstanding on June 30, 2008	3,431,500	5.10	7.74	$6,674,314

Exercisable on June 30, 2008	1,677,392	$2.48	6.33	$5,901,643
     There were 174,625 and 35,728 options exercised in the six month periods ended June 30, 2008 and June 30, 2007, respectively. Total intrinsic value of the options exercised for the three months ended June 30, 2008 and 2007 were $502,000 and $293,000 and for the six months ended June 30, 2008 and 2007 were $1,046,000 and $293,000. The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was $1,013,000 and $276,000. A summary of the status of the Company’s non-vested shares as of June 30, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2008	1,400,469	$4.87
Granted	774,000	3.83
Vested	(339,881)	3.83
Canceled	(92,773)	5.31

Non-vested at June 30, 2008	1,741,815	$4.58

     The unrecognized share-based compensation cost related to stock option expense at June 30, 2008 is $6,655,528 and will be recognized over a weighted average of 3.16 years.
7. Related Party Transactions
     During the period February 18, 2008 through June 30, 2008, the Company sold $3,292,000 in pharmaceutical products to related party entities of the Company’s President and Director, Zhiqiang Han (Han). At June 30, 2008, the Company had balances due from and due to Han and Zhijun Tong (Tong), director of the Company.
     The balances of due from and due to the related parties are summarized as follows:

Balance at
June 30, 2008
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$1,841
Loan due from Han	590

$2,431

Amounts due to related parties:
Due to Han and entities controlled by Han	$987
Due to Tong and entities controlled by Tong	2,867

$3,855

8. Subsequent Event
     On July 4, 2008, the Company completed its acquisition of 63.3 percent of Shanghai Rongheng Pharmaceutical Co., Ltd. (“Rongheng”). Rongheng is a pharmaceutical distribution company which distributes over 400 pharmaceutical products to more than 140 top-tier hospitals and 1,000 retail pharmacies in Shanghai. Rongheng was founded in 1999 by CAS Shanghai Shenglongda Biotech Group, a high-tech biomedical group focused on research and development, marketing and sales of new biotechnology and pharmaceuticals in China, and Orient International (Holding) Co., one of the largest foreign trade enterprises in China. Shanghai Rongheng International Trade Co., Ltd. of Orient International (Holding) Co., CAS Shanghai Shenglongda Biotech Group and one other individual own the remaining 36.7 percent of Rongheng.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future and our ability to develop stronger internal controls at Sunstone China Limited. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, the loss of one or more key customer or supplier relationships or our inability to hire and train qualified employees, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
     BMP Sunstone Corporation (formerly known as Beijing Med-Pharm Corporation), a Delaware corporation, is a fully integrated specialty pharmaceutical company focused on the commercialization of branded prescription and over-the-counter, or OTC, products in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. Through Beijing Medpharm Co. Ltd., or BMP China, and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, we market, promote and distribute prescription products exclusively licensed from foreign pharmaceutical companies. In addition, Wanwei offers domestic pharmaceutical manufacturers in China distribution services and BMP China offers foreign pharmaceutical manufacturers ready to enter the China markets a package of market entry services. Our services include:
•	pre-market entry analysis;

•	clinical trial management;

•	product registration;

•	market research;

•	pharmaceutical marketing to physicians, hospitals and other healthcare providers;

•	OTC marketing to retail pharmacies; and

•	pharmaceutical distribution.
     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Sunstone China Limited, or

Sunstone China, which holds a 100% equity interest in Sunstone. On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Sunstone China that we had not already acquired in exchange for up to 8 million shares of our common stock which was valued at approximately $94.7 million based on our quarterly average market price two days before and after the date of the Sales and Purchase Agreement of September 28, 2007.
Financial Overview
     The majority of our revenues have been derived from two sources: branded OTC revenues from Sunstone products and revenue from the distribution of pharmaceutical products, including our licensed products, in China through our wholly-owned subsidiary Wanwei. Each revenue source accounts for 60.9% and 39.1% of total revenue, respectively, for the six months ended June 30, 2008. Revenues for Sunstone are for the period February 18, through June 30, 2008.
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
Acquisitions
Acquisition of Guangzhou Pharmaceutical Corporation
     On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by the Company, completed its acquisition of a 50% stake in Guangzhou Pharmaceuticals Corporation. The investment in Alliance BMP Limited was accounted for as an investment at cost. Our total investment in Alliance BMP Limited was $15.1 million. The remaining 50 percent ownership of Guangzhou Pharmaceutical Company Limited is retained by a Hong Kong and Shanghai Exchange-listed company, subject to semi-annual reporting requirements.
Acquisition of Sunstone
     On October 31, 2007, the Company acquired 49% of the issued share capital of Sunstone China, which holds 100% of the equity interests of Sunstone, for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a manufacturer of primarily OTC medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting.

     On February 17, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock, valued at approximately $94.7 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
     In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Sunstone China. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Sunstone China’s achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Sunstone China in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. For the year ended December 31, 2007, the performance target has been met.
     The acquisition of Sunstone has been accounted for as a business combination, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). We have allocated our investment basis to our pro rata share of Sunstone’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. For financial reporting purposes, we have accounted for Sunstone using the equity method through February 17, 2008, and as a consolidated subsidiary thereafter.

Acquisition of Rongheng
     On July 4, 2008, the Company completed its acquisition of 63.3% of Shanghai Rongheng Pharmaceutical Co., Ltd. (“Rongheng”). Rongheng is a pharmaceutical distribution company which distributes over 400 pharmaceutical products to more than 140 top-tier hospitals and 1,000 retail pharmacies in Shanghai. Rongheng was founded in 1999 by CAS Shanghai Shenglongda Biotech Group, a high-tech biomedical group focused on research and development, marketing and sales of new biotechnology and pharmaceuticals in China, and Orient International (Holding) Co., one of the largest foreign trade enterprises in China. Shanghai Rongheng International Trade Co., Ltd. of Orient International (Holding) Co., CAS Shanghai Shenglongda Biotech Group and one other individual own the remaining 36.7% of Rongheng.
Liquidity and Capital Resources
 Cash
     As of June 30, 2008, we had unrestricted cash and cash equivalents of approximately $4.7 million which represented 2% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
Notes Receivable
     As of June 30, 2008, we had notes receivable of approximately $17.5 million which represented 8% of our total assets. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of June 30, 2008, all notes receivable were guaranteed by established banks in the PRC and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.
Cash Flow
     We anticipate that our June 30, 2008 balance of approximately $4.7 million in unrestricted cash and cash equivalents and $17.5 million in notes receivable will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt due May 1, 2009. The Senior Secured Debt bears interest of 10% per annum, payable semi-annually in arrears on May 1, 2008, November 1, 2008 and May 1, 2009. Although our June 30, 2008 balance of approximately $4.7 million in unrestricted cash and cash equivalents and $17.5 million in notes receivable is sufficient to fund our current level of operations for the next 12 months, we anticipate that a sufficient amount of notes receivable will not be able to be converted into cash and transferred to a U.S. bank account in order to pay the outstanding principal and interest that will be due on May 1, 2009. We are reviewing alternative financing arrangements for the repayment of the $23,000,000 principal amount which may include entering into an amendment with respect to our Senior Secured Debt, securing new debt, entering into a new debt arrangement or issue additional equity securities to pay off our Senior Secured Debt prior to May 1, 2009.
     Net cash used in operating activities was $6,282,000 for the six months ended June 30, 2008. This amount reflected our loss of $3,745,000, offset by $4,676,000 in net non-cash charges including amortization of intangible assets and inventory marked to fair value incurred as a result of the Hong Kong Health Care acquisition of $2,095,000, amortization of debt discount and debt issuance costs of $1,954,000, stock based compensation expense of $1,180,000, depreciation and amortization of equipment and leasehold improvements of $809,000 and equity method investment income of $996,000. In addition, we generated $6,572,000 of operating cash as result in changes in certain of our operating liabilities during the six months ended June 30, 2008. The changes were the increases in accounts payable of $5,258,000 and accrued other expenses of $1,314,000. Offsetting these changes were increases in inventory of $4,033,000, other receivables of $2,677,000, accounts receivable of $2,188,000, prepaid and other assets of $1,671,000 value added tax receivable of $554,000 and due from related parties of $346,000 and a decrease in deferred revenue of $1,363,000 and a decrease in due to related parties of $953,000.
     Cash used in investing activities was $13,496,000 and reflects the payment for Alliance BMP of $12,319,000, cash received in the acquisition of Hong Kong Health Care of $2,132,000, deposit on the Rongheng acquisition of $1,565,000, repayment of $212,000 on a note from Rongheng and the acquisition of property, plant and equipment of $1,956,000. Net cash provided by financing activities of $1,016,000, consisted of $541,000 from the exercise of warrants and options and net proceeds from note payables of $475,000.
     Net cash used in operating activities was $4,020,000 for the six months ended June 30, 2007. This amount principally reflected our net loss of $3,246,000, partially offset by $872,000 in non-cash charges including stock-based compensation expense of $672,000, intangible amortization of $128,000, depreciation of $52,000 and loss on disposal of assets of $20,000. In addition, we generated $541,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the six months ended June 30, 2007. The most significant changes were the decrease in value added tax receivable of $240,000, other receivables of $63,000 and inventory of $99,000 and increases in deferred revenue of $62,000, accrued expenses of $77,000. Offsetting these changes were increases in accounts receivable of $1,587,000 and prepaid expenses and other current assets of $484,000 and a decrease in accounts payable of $116,000. Cash used in investing activities was $1,072,000 of which $214,000 was paid to the Chinese Taxing Authority for taxes related to the Wanwei acquisition, $199,000 was for the acquisition of equipment and a $659,000 note receivable with Rongheng. Cash generated from financing activities was $51,000 and reflects $801,000 from the exercise of warrants offset by $357,000 in reduction of notes payable and $391,000 increase in restricted cash.
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
     Our critical accounting policies are described in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes in these accounting policies.
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months June 30, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
($ amounts in thousands)	2008	2007	2008	2007
Net Revenues	$29,638	$7,180	100.0%	100.0%
Cost of Sales	13,077	6,204	44.1%	86.4%

Gross Profit	16,561	976	55.9%	13.6%

Sales and Marketing Expenses	11,138	733	37.6%	10.2%
General and Administrative Expenses	3,819	1,896	12.9%	26.4%

Total Operating Expenses	14,957	2,629	50.5%	36.6%

Profit (Loss) From Operations	1,604	(1,653)	5.4%	-23.0%
Other Income (Expense):
Interest Income	14	119	0.0%	1.7%
Interest Expense	(1,611)	(24)	-5.4%	0.3%
Debt Issuance Cost Amortization	(210)	—	-0.7%	—

Total Other Income (Expense)	(1,807)	95	-6.1%	1.3%

Loss Before Provision for Income Taxes	(203)	(1,558)	-0.7%	-21.7%
Provision for Income Taxes	1,064	—	-3.6%	—

Net Loss	$(1,267)	$(1,558)	-4.3%	-21.7%

Net Revenues:
    Net revenues were approximately $29,638,000 for the three months ended June 30, 2008 as compared with approximately $7,180,000 for the three months ended June 30, 2007. Sunstone revenues were included for the period April 1, 2008 through June 30, 2008.
Revenue by product categories was as follows:

	Three Months Ended June 30,
($ amounts in thousands)	2008	2007	$ Increase	% Increase
Branded OTC	$19,612	$—	$19,612	N/A
Distribution products	8,657	6,509	2,148	33%
Licensed products	1,369	671	698	104%

	$29,638	$7,180	$22,458	313%

     Branded OTC. Sunstone revenues were $19,612,000 for the three months ended June 30, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 80% of Sunstone’s total product sales for the three months ended June 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatement of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets for pediatric diarrhea. The Confort franchise accounts for 14% of Sunstone’s total product sales for the three months ended June 30, 2008 with Confort Pessaries as the leading product. These top five products accounted for approximately 87% of Sunstone’s revenue for the period.
     Distribution Products. Distribution revenue for the three months ended June 30, 2008, excluding licensed products, was $8,657,000 as compared to $6,509,000 for the three months ended June 30, 2007. The top five products were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Citicoline Monosodium Salt and Cephalexin which accounted for 42% of total distribution revenue for the three months ended June 30, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo, Propess and Galake with revenue of $1,369,000 for the three months ended June 30, 2008 as compared to $671,000 for the three months ended June 30, 2007, an increase of 104%. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake during the third quarter of 2007. As of June 30, 2008 there were 452 and 481 hospitals selling Propess and Anpo respectively, versus 348 and 267 as of June 30, 2007. In addition, there were 152 hospitals selling Galake as of June 30, 2008.
Cost of Sales:

	Three Months Ended June 30,
($ amounts in thousands)	2008	2007		$ Increase		% Increase

Branded Sunstone OTC
Revenues	$19,612	$	N/A	$	N/A	N/A
Cost of Sales	4,294		N/A		N/A	N/A

Gross Profit	$15,318	$	N/A	$	N/A	N/A

Gross Margin %	78.1%		N/A

Distribution and Licensed Products
Revenues	$10,026		$7,180		$2,846	39.6%
Cost of Sales	8,783		6,204		2,579	41.6%

Gross Profit	$1,243		$976		$267	27.4%

Gross Margin %	12.4%		13.6%

Total
Revenues	$29,638		$7,180		$22,458	312.8%
Cost of Sales	13,077		6,204		6,873	110.8%

Gross Profit	$16,561		$976		$15,585	1596.8%

Gross Margin %	55.9%		13.6%

     Cost of goods sold was approximately $13,077,000 for the three months ended June 30, 2008 as compared with $6,204,000 for the three months ended June 30, 2007. The Gross Profit for the three months ended June 30, 2008 was 55.9% as compared to 13.6% for the three months ended June 30, 2007. The gross profit for the three months ended June 30, 2008 of Sunstone products was $15,318,000, which included $107,000 of amortization resulting from the Sunstone acquisition. The Gross Profit for the three months ended June 30, 2008 was 78.1% which included the purchase accounting adjustments. The combined Gross Profit for the three months ended June 30, 2008 for distribution and licensed products was $1,243,000 as compared to $976,000 for the three months ended June 30, 2007. The gross profit for distribution and licensed products was 12.4% for the three months ended June 30, 2008 as compared to 13.6% for the three months ended June 30, 2007.
Sales and Marketing Expenses:
     Sales and marketing expenses were $11,138,000 for the three months ended June 30, 2008 as compared with $733,000 for the three months ended June 30, 2007. The acquisition of Sunstone in February 2008 accounted for $10,293,000 of the increase in sales and marketing for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Marketing, advertising, salaries and related benefits, selling expenses, travel and entertainment and amortization of intangibles account for $10,062,000 or 90% of sales and marketing expenses for the three months ended June 30, 2008. The most significant sales and marketing expense increases for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are as follows: marketing $2,428,000; salaries and related benefits of $1,174,000; television, newspaper and magazine advertising of $1,911,000; sales office selling expenses $1,671,000; travel and entertainment of $1,611,000; and amortization of intangibles of $850,000 which resulted from the acquisition of Sunstone.
General and Administrative Expenses:
     General and administrative expenses were approximately $3,819,000 for the three months ended June 30, 2008 as compared to $1,896,000 for the three months ended June 30, 2007. General and administrative expenses percentage of net revenues decreased to 12.9% for the three months ended June 30, 2008 as compared to 26.4% for the three months ended June 20, 2007. Sunstone’s general and administrative expenses accounted for $972,000 of the $1,923,000 increase for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Salaries and related benefits increased $490,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase is the result of the Sunstone acquisition for $276,000, the increase in additional senior management in China in 2007, salary increases and expansion of our administrative and corporate staff in China. Stock-based compensation increased $260,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Office rent and supply expenses increased $262,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as a result of both BMP China and Wanwei moving administrative offices during 2008 and the acquisition of Sunstone. Depreciation expenses increased $224,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, of which $167,000 was the result of the Sunstone acquisition. Board of Directors fees and related meeting expenses were $165,000 for the three months ended June 30, 2008 compared to $42,000 for the three months ended June 30, 2007 due to additional Directors and related compensation and the timing of meetings. Insurance expense increased $101,000 for the three months ended June 30, 2008 as compared to the three months ended June, 2007 of which $67,000 was the result of Sunstone.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $14,000 during the three months ended June 30, 2008 and $119,000 for the three months ended June 30, 2007.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing that had net proceeds of $21,870,000. We had interest expense of $1,611,000 during the three months ended June 30, 2008 and $24,000 for the three months ended June 30, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of June 30, 2008, the unamortized debt discount amounted to approximately $2,556,000. Total amortization of the debt discount was $767,000 for three months ended June 30, 2008. Interest expense of 10% for the November 2007 long term debt financing was $575,000 for the three months ended June 30, 2008. Outstanding debt of Sunstone resulted in an additional $219,000 of interest expense for the three months ended June 30, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $700,000 as of June 30, 2008 and $210,000 of debt issuance costs had been amortized for the three months ended June 30, 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
($ amounts in thousands)	2008	2007	2008	2007
Net Revenues	$47,727	$12,865	100.0%	100.0%
Cost of Sales	23,445	11,235	49.1%	87.3%

Gross Profit	24,282	1,630	50.9%	12.7%

Sales and Marketing Expenses	17,099	1,347	35.8%	10.5%
General and Administrative Expenses	6,975	3,755	14.6%	29.2%

Total Operating Expenses	24,074	5,102	50.4%	39.7%

Profit (Loss) From Operations	208	(3,472)	0.4%	-27.0%
Other Income (Expense):
Interest Income	62	270	0.1%	2.1%
Interest Expense	(3,180)	(44)	-6.7%	-0.3%
Debt Issuance Cost Amortization	(420)	—	-0.9%	—
Equity Method Investment Income	996	—	2.1%	—

Total Other Income (Expense)	(2,542)	226	-5.3%	1.8%

Loss Before Provision for Income Taxes	(2,334)	(3,246)	-4.9%	-25.2%
Provision for Income Taxes	1,411	—	3.0%	—

Net Loss	$(3,745)	$(3,246)	-7.8%	-25.2%

Net Revenues:
     Net revenues were approximately $47,727,000 for the six months ended June 30, 2008 as compared with approximately $12,865,000 for the six months ended June 30, 2007. Sunstone revenues were included for the period February 18, 2008 through June 30, 2008.
Revenue by product categories was as follows:

	Six Months Ended June 30,
($ amounts in thousands)	2008	2007	$ Increase	% Increase

Branded OTC	$29,069	$—	$29,069	N/A
Distribution products	16,092	11,788	4,304	37%
Licensed products	2,566	1,077	1,489	138%

	$47,727	$12,865	$34,862	271%

     Branded OTC. Sunstone revenues were $29,069,000 for the period February 18, 2008 through June 30, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 84% of Sunstone’s total product sales for the period February 18, 2008 through June 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets for pediatric diarrhea. The Confort franchise accounts for 11.2% of Sunstone’s total product sales for period February 18, 2008 through June 30, 2008 with Confort Pessaries the leading product. These top five products accounted for approximately 88% of Sunstone’s revenue for the period.
     Distribution Products. Distribution revenue for the six months ended June 30, 2008, excluding licensed products, was $16,092,000 as compared to $11,788,000 for the six months ended June 30, 2007. The top five products were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Citicoline Monosodium Salt and Cephalexin which accounted for 40% of total distribution revenue for the six months ended June 30, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo, Propess and Galake with revenue of $2,566,000 for the six months ended June 30, 2008 as compared to $1,077,000 for the six months ended June 30, 2007 an increase of 138%. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake during the third quarter of 2007. As of June 30, 2008 there were 452 and 481 hospitals selling Propess and Anpo respectively, versus 348 and 267 as of June 30, 2007. In addition, there were 152 hospitals selling Galake as of June 30, 2008.

Cost of Sales:

	Six Months Ended June 30,
($ amounts in thousands)	2008	2007		$ Increase		% Increase
Branded Sunstone OTC (1)
Revenues	$29,069	$	N/A	$	N/A	N/A
Cost of Sales	7,035		N/A		N/A	N/A

Gross Profit	$22,034	$	N/A	$	N/A	N/A

Gross Margin %	75.8%		N/A

Distribution and Licensed Products
Revenues	$18,658		$12,865		$5,793	45.0%
Cost of Sales	16,410		11,235		5,175	46.1%

Gross Profit	$2,248		$1,630		$618	37.9%

Gross Margin %	12.0%		12.7%

Total
Revenues	$47,727		$12,865		$34,862	271.0%
Cost of Sales	23,445		11,235		12,210	108.7%

Gross Profit	$24,282		$1,630		$22,652	1389.7%

Gross Margin %	50.9%		12.7%

(1)	Revenue and cost of sales for the Sunstone OTC segment is for the period February 18, 2008 through June 30, 2008.
     Cost of goods sold was approximately $23,445,000 for the six months ended June 30, 2008 as compared with $11,235,000 for the six months ended June 30, 2007. The gross profit for the six months ended June 30, 2008 was 50.9% as compared to 12.7% for the six months ended June 30, 2007. The gross profit of Sunstone products for the six months ended June 30, 2008 was $22,034,000 which included $609,000 of purchase accounting adjustment to mark the February 18, 2008 inventory to fair value and $161,000 of amortization resulting from the Sunstone acquisition. The gross profit for the six months ended June 30, 2008 was 75.8% The combined gross profits for the six months ended June 30, 2008 for distribution and licensed products was $2,248,000 as compared to $1,630,000 for the six months ended June 30, 2007. The gross profit for distribution and licensed products was 12.0% for the six months ended June 30, 2008 as compared to 12.7% for the six months ended June 30, 2007.
Sales and Marketing Expenses:
     Sales and marketing expenses were $17,099,000 for the six months ended June 30, 2008 as compared with $1,347,000 for the six months ended June 30, 2007. The acquisition of Sunstone on February 17, 2008 resulted in $15,159,000 of the $15,752,000 increase in sales and marketing expenses for the six months ended June 30, 2008 as compared to June 30, 2007. Marketing, advertising, salaries and related benefits, office expenses, travel and entertainment and amortization of intangibles account for $14,958,000 or 89% of sales and marketing expenses for the six months ended June 30, 2008. The most significant sales and marketing expense increases for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are as follows: advertising $3,167,000; marketing $2,981,000; salaries and related benefits of $1,630,000; Sales office selling expenses $2,529,000, travel and entertainment of $2,689,000 and amortization of intangibles of $1,267,000 which resulted from the acquisition of Sunstone.
General and Administrative Expenses:
     General and administrative expenses were approximately $6,975,000 for the six months ended June 30, 2008 as compared to $3,755,000 for the six months ended June 30, 2007. As a percentage of net revenues general and administrative expenses decreased to 14.6% for the six months ended June 30, 2008 as compared to 29.2% for the six months ended June 30, 2007. Sunstone’s general and administrative expenses for the period February 18 through June 30, 2008 accounted for $1,539,000 of the $3,221,000 increase for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Salaries and related benefits increased $1,005,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase is the result of Sunstone acquisition for $557,000, the increase in additional senior management in China in 2007, salary increases and expansion of our administrative and corporate staff in China. Stock-based compensation increased $507,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Professional fees increased $249,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 which resulted from our initial Sarbanes Oxley audit for the year ended December 31, 2007, a separate shareholders meeting to approve the 51% acquisition of Sunstone and an overall increase in fees due to the growth in our operations. Business taxes increased $219,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 of which $186,000 was the result of the Sunstone’s operations. Office rent and supply expenses increased $320,000 for the six months ended June 30, 2008 as compared to six months ended June 30, 2007 as a result of both BMP China and Wanwei moving administrative offices during the quarter and the acquisition of Sunstone. Depreciation expenses increased $242,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 of which $179,000 was the result of the Sunstone acquisition.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $62,000 during the six months ended June 30, 2008 and $270,000 for the six months ended June 30, 2007.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing that had net proceeds of $21,870,000. We had interest expense of $3,180,000 during the six months ended June 30, 2008 and $44,000 for the six months ended June 30, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of June 30, 2008, the unamortized debt discount amounted to approximately $2,556,000. Total amortization of the debt discount was $1,534,000 for the six months ended June 30, 2008. Interest expense of 10% for the November 2007 long term debt financing was $1,150,000 for the six months ended June 30, 2008. Outstanding debt of Sunstone acquired resulted in an additional $444,000 of interest expense for the period February 17, 2008 through June 30, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $700,000 as of June 30, 2008 and $420,000 of debt issuance costs had been amortized for the six months ended June 30, 2008.
Equity Method Investment Income:
     For our 49% investment in Hong Kong Health Care that was not fully consolidated but instead was included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocated the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Sunstone China generated net income of $2,746,000 or $1,345,000 for our 49% equity ownership. The total amortization for the period was $349,000 which resulted in an equity method investment income of $996,000.

($ amounts in
thousands)
Equity in earnings of Sunstone China for the period January 1, 2008 through February 17, 2008	$1,345
Less adjustments of excess fair value:
Amortization expense of intangible assets	(349)

Total equity method investment gain after amortization	$996

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
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of June 30, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.2 million. This hypothetical reduction on transactional exposure is based on the difference between June 30, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of June 30, 2008, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $14.4 million or 10% of our June 30, 2008 shareholder equity of $141.6 million.
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
     In connection with their audit of the financial statements of Sunstone China as of December 31, 2006 and September 30, 2007 and for the year ended December 31, 2006 and the nine-month period ended September 30, 2007, the independent auditors of Sunstone China issued a report to the Chairman of the Board of Sunstone China noting that the internal controls of Sunstone China may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Sunstone China in amounts that may be material.
     In connection with their audit of the financial statements of Sunstone China as of December 31, 2007 and for the two-month period ended December 31, 2007, the independent registered public accounting firm of KPMG issued another report to the Chairman of the Board of Sunstone China noting that the internal controls of Sunstone China may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Sunstone China in amounts that may be material.
     Both reports reported one material weakness and a number of significant deficiencies in the internal controls over financial reporting of Sunstone China. The reported material weakness of Sunstone China related generally to the financial reporting process, including accounts closing and financial statement preparation. The auditors noted that Sunstone China had no clear process, schedule, segregation of duties or review with respect to its financial reporting process and had an accounting and financial reporting team without sufficient knowledge of U.S. generally accepted accounting principles. The reported significant deficiencies of Sunstone China related generally to (i) failure to properly recognize sales and the related accounts receivable, (ii) failure to regularly reconcile delivery of inventories with vendor invoices, (iii) the lack of controls over monitoring and recording of related party transactions, (iv) failure to properly record property, plant and equipment upon receipt, (v) failure to properly recognize research and development expenses and (vi) lack of timely reconciliation of accounting records with the underlying transactions.
     Now that we own all of the issued share capital of Sunstone China, we are in the process of improving the internal controls over financial reporting of Sunstone China. For example, we are incorporating our accounting processes and reporting schedule at Sunstone China, we plan to add accounting and finance personnel to oversee internal controls for financial reporting, we have begun the process of segregating duties of various tasks being performed by the personnel of Sunstone China and we plan on implementing training programs on U.S. generally accepted accounting principles. The implementation of this process began during the second quarter of fiscal 2008 and is expected to be completed during 2008. We do not believe that the costs associated with these improvements will have a material adverse effect on our financial condition. However, despite these steps, we may experience reportable conditions, material weaknesses and significant deficiencies in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. We cannot assure you that our auditors will determine that the material weakness and significant deficiencies have been remedied by the end of our fiscal year ended December 31, 2008.
(b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our first and second fiscal quarters that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Stockholders of the Company was held on April 28, 2008.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

					Broker
	For	Against	Withheld	Abstain	Non-Votes

Election of Directors
David (Xiaoying) Gao	32,868,044	*	74,657	*	*
Martyn D. Greenacre	31,990,235		952,466	*	*
George Bickerstaff	32,866,974	*	75,727	*	*
Jack M. Ferraro	32,276,045	*	666,656	*	*
Zhigiang Han	32,865,336	*	77,365	*	*
Frank Hollendoner	32,578,001	*	364,700	*	*
John W. Stakes	32,280,258	*	364,443
Zhijun Tong	32,865,336	*	77,365	*	*

*	Not Applicable

ITEM 6. Exhibits
31.1	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE Corporation
Date: August 11, 2008	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)