Form 10-Q
period 2008-09-30
BMP Sunstone CORP
filed 2008-11-10
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 000-51409
BMP SUNSTONE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0434726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 W. Germantown Pike, Suite 400	19462
Plymouth Meeting, Pennsylvania	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of November 7, 2008 was 40,246,410

BMP SUNSTONE CORPORATION
INDEX
Certificate of the Chief Executive Officer required by Rule 13a-14 (a)
Certificate of the Chief Financial Officer required by Rule 13a-14 (a)
Certificate of the Chief Executive Officer required by Rule 13a-14(b)
Certificate of the Chief Financial Officer required by Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$3,787	$22,837
Restricted Cash	1,297	1,297
Notes Receivable	15,441	—
Accounts Receivable, net of allowance for doubtful accounts of $51 and $44	33,763	11,707
Inventory, net of allowance for obsolescence of $0	11,321	2,897
Due from Related Parties	3,298	—
Other Receivables	1,795	1,379
VAT Receivable	1,044	828
Prepaid Expenses and Other Current Assets	5,971	2,444

Total Current Assets	77,717	43,389
Property and Equipment, net	22,925	745
Investment in Sunstone China Limited	—	33,126
Investment in Alliance BMP	15,093	—
Investments, at Cost	146	137
Goodwill	70,004	—
Other Assets	—	3,053
Intangible Assets, net of accumulated amortization	44,938	473

Total Assets	$230,823	$80,923

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable, net of debt discount	$29,694	$117
Accounts Payable	24,116	8,784
Deferred Revenue	143	151
Due to Related Parties	3,461	—
Accrued Expenses	18,582	3,952

Total Current Liabilities	75,996	13,004

Long-Term Debt, net of debt discount	—	18,910
Deferred Taxes	10,802	—

Total Liabilities	86,798	31,914

Stockholders’ Equity:
Common Stock, $.001 Par Value; 75,000,000 and 50,000,000 Shares Authorized as of September 30, 2008 and December 31, 2007, respectively; 39,808,864 and 31,240,913 Shares Issued and Outstanding as of September 30, 2008 and December 31, 2007, respectively	40	31
Additional Paid in Capital	158,240	66,123
Common Stock Warrants	9,049	9,747
Accumulated Deficit	(32,161)	(27,600)
Accumulated Other Comprehensive Income	8,857	708

Total Stockholders’ Equity	144,025	49,009

Total Liabilities and Stockholders’ Equity	$230,823	$80,923

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Third Parties	$28,544	$8,979	$72,979	$21,844
Related Parties	1,959	—	5,251	—

Total Revenues	30,503	8,979	78,230	21,844
Cost of Goods Sold	16,676	7,805	40,120	19,040

Gross Profit	13,827	1,174	38,110	2,804

Sales and Marketing Expenses	9,152	1,077	26,251	2,424
General and Administration Expenses	2,910	2,092	9,886	5,847

Total Operating Expenses	12,062	3,169	36,137	8,271

Profit (Loss) From Operations	1,765	(1,995)	1,973	(5,467)

Other Income (Expense):
Interest Income	6	172	68	441
Interest Expense	(1,590)	(47)	(4,770)	(90)
Debt Issuance Cost Amortization	(210)	—	(630)	—
Equity Method Investment Income	—	—	996	—
Other Income	—	71	—	71

Total Other Income (Expense)	(1,794)	196	(4,336)	422

Profit (Loss) Before Provision For Income Taxes	(29)	(1,799)	(2,363)	(5,045)
Provision For Income Taxes	787	—	2,198	—

Net Loss	$(816)	$(1,799)	$(4,561)	$(5,045)

Basic and Fully-Diluted Loss Per Share	$(0.02)	$(0.06)	$(0.12)	$(0.19)

Basic and Fully-Diluted Weighted-average Shares Outstanding	39,650	28,394	38,070	27,247

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
($ in thousands)

						Accumulated
						Other
						Comprehensive
						Income
			Additional	Common		Foreign	Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Currency	Stockholders’
	of Shares	Value	Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2007	31,240,913	$31	$66,123	$9,747	$(27,600)	$708	$49,009
Stock-Based Compensation	—	—	563	—	—	—	563
Common Stock Issuance	8,000,000	8	88,611	—	—	—	88,619
Warrant and Option Exercise	251,113	—	1,020	(591)	—	—	429
Net Loss	—	—	—	—	(2,478)	—	(2,478)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	4,532	4,532

Total Comprehensive (Loss)Income	—	—	—	—	—	—	2,054

Balance as of March 31, 2008	39,492,026	$39	$156,317	$9,156	$(30,078)	$5,240	$140,674

Stock-Based Compensation	—	—	616	—	—	—	616
Warrant and Option Exercise	95,000	1	137	—	—	—	138
Net Loss	—	—	—	—	(1,267)	—	(1,267)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	3,321	3,321

Total Comprehensive (Loss)Income	—	—	—	—	—	—	2,054

Balance as of June 30, 2008	39,587,026	$40	$157,070	$9,156	$(31,345)	$8,561	$143,482

Stock-Based Compensation	—	—	636	—	—	—	636
Warrant and Option Exercise	221,838	—	534	(107)	—	—	426
Net Loss	—	—	—	—	(816)	—	(816)
Other Comprehensive (Loss) Income
Foreign Currency Translation	—	—	—	—	—	296	296

Total Comprehensive (Loss)Income	—	—	—	—	—	—	(520)

Balance as of September 30, 2008	39,808,864	$40	$158,240	$9,049	$(32,161)	$8,857	$144,025

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 ($ in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(4,561)	$(5,045)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	3	—
Depreciation and Amortization of Property and Equipment	1,424	85
Amortization of Intangible Assets and Inventory at Fair Value	3,279	192
Stock-Based Compensation	1,816	1,133
Amortization of Debt Discount and Deferred Debt Issuance Costs	2,931	—
Equity Method Investment Income	(996)	—
Loss on Disposal of Asset	2	20
Deferred Taxes	(561)	—
Increase in Accounts Receivable	(2,693)	(2,902)
Increase in Inventory	(4,387)	(435)
Increase in Due from Related Parties	(1,199)	—
Increase in Other Receivables	(95)	(68)
(Increase) Decrease in Value Added Tax Receivable	(157)	31
Increase in Prepaid Expenses Other Current Assets	(2,473)	(764)
Increase in Accounts Payable	3,724	1,470
(Decrease) Increase in Deferred Revenue	(1,584)	144
Decrease in Due to Related Parties	(1,360)	—
Increase in Accrued Expenses	1,462	525

Net Cash Used in Operating Activities	(5,425)	(5,614)

Cash Flows from Investing Activities:
Acquisition Payment Due to Wanwei Group	—	(214)
Acquisition of Property and Equipment	(2,950)	(210)
Cash Received in Acquisition of Sunstone China and Rongheng	2,587	(4,800)
Acquisition of Rongheng	(1,661)	—
Note Receivable with Rongheng	214	(659)
Investment in Alliance BMP	(12,040)	—

Net Cash Used In Investing Activities	(13,850)	(5,883)

Cash Flows from Financing Activities:
Net Proceeds from Exercise of Warrants and Options	968	838
Net Proceeds from Common Stock Issuance	—	30,603
Net Payments on Note Payable	(1,365)	(619)
Increase in Restricted Cash	—	(408)
Investment held For Sale	—	—

Net Cash used (from) Financing Activities	(397)	30,414
Effect of exchange rate changes on cash	622	170

Net Decrease in Cash and Equivalents	(19,050)	(19,087)
Cash and Equivalents, Beginning	22,837	15,331

Cash and Equivalents, Ending	$3,787	$34,418

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$1,832	—
Interest	$1,895	$58

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, “the Company” “we” or “our” ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”) Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited) (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), and Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2007 and 2006, and for each of the three years for the period ended December 31, 2007, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of September 30, 2008 and 2007, as the Company has incurred a net loss during the three and nine month periods then ended, and their inclusion would have been anti-dilutive.
     Notes Receivable: The Company receives notes receivable for the settlement of trade receivables balances. Notes receivables are notes received from customers for the settlement of trade receivable balances. All notes receivable are issued by established banks in the People's Republic of China, and these notes are irrevocable and transferrable, and have a maturity of six months or less.
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
     SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the impact of deferral on the Company’s financial statements.
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
The fair value of cash equivalents was $3.8 million and $22.8 million at September 30, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy. The fair value of notes receivable was $15.5 million as of September 30, 2008. These financial instruments are classified as Level 2 of the fair value hierarchy.
     On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the Company’s financial statements as management did not elect the fair value option for any financial instruments other than cash or any other assets and liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us for fiscal year 2009. We are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) which requires all entities to report non-controlling interests (previously referred to as minority interests) in subsidiaries as a separate component of equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management is evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.
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
     In connection with our acquisition of Sunstone, 1.2 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Sunstone China. The remaining 400,000 shares, including any declared dividends and bonuses, are contingent upon Sunstone China’s achieving net profit in the amount of not less than $13.5 million in 2008.
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
     The following table provides a reconciliation of our equity method income. Prior to purchase accounting adjustments Sunstone China generated net income of $2,746,000 or $1,345,000 for our 49% equity ownership. The total amortization for the period was $349,000 which resulted in an equity method investment income of $996,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for the period January 1, 2008 through February 17, 2008	$1,345
Less adjustments of excess fair value:
Amortization expense of intangible assets	(349)

Total equity method investment income after amortization	$996

Acquisition of Rongheng
     On July 4, 2008, the Company completed its acquisition of 63.3 percent of Rongheng. Rongheng is a pharmaceutical distribution company which distributes over 400 pharmaceutical products to more than 140 top-tier hospitals and 1,000 retail pharmacies in Shanghai. Rongheng was founded in 1999 by CAS Shanghai Shenglongda Biotech Group, Ltd. Co., a high-tech biomedical group focused on research and development, marketing and sales of new biotechnology and pharmaceuticals in China, and Orient International (Holding) Co., one of the largest foreign trade enterprises in China. Shanghai Rongheng International Trade Co., Ltd. of Orient International (Holding) Co., CAS Shanghai Shenglongda Biotech Group and one other individual own the remaining 36.7 percent of Rongheng.
     In acquiring its 63.3 percent interest in Rongheng, the Company exchanged cash consideration of $1.6 million, of which $0.9 million was used to purchase shares in Rongheng and the remainder functioned as a capital injection, plus direct acquisition costs of $0.1 million. The acquisition has been accounted for under the purchase method of accounting, in accordance with SFAS 141.
     We have allocated our investment basis to our pro rata share of Rongheng’s assets and liabilities as of the acquisition date based on the estimated fair values of such assets and liabilities on such date, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for Rongheng is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities. For financial reporting purposes, we have accounted for Rongheng as a consolidated subsidiary from July 5, 2008 through September 30, 2008.
     The following table summarizes the allocation of the July 4, 2008 acquisition of the 63.3% purchase price for the proportionate share of Rongheng’s net assets acquired at fair value at the date of acquisition:

$ in thousands
Purchase price:
Value of shares to acquire 63.3% of Rongheng	$880
Cash Consideration	735
Direct acquisition costs	46

$1,661

Less: Fair value of identifiable assets acquired:
Cash and equivalents	455
Accounts receivable	3,973
Inventory	1,495
Prepaid expenses and other assets	246
Fixed assets	49

6,218

Plus: Fair value of liabilities assumed:
Current liabilities	7,094

Excess of cost over fair value of net assets acquired — intangible assets and goodwill	$2,537

     The excess of cost over fair value of the net assets acquired of $2.5 million has been allocated to customer relationships in the amount of $0.2 million as of the date of the acquisition, with the remaining amount of $2.3 million allocated to goodwill. Customer relationships have a weighted average amortization period of 10 years.
Pro Forma Information
     The following unaudited pro forma results of operations for the nine months ended September 30, 2008 give effect to the Sunstone and Rongheng acquisitions as if such acquisitions had been completed as of January 1, 2008:

Nine months ended
September 30, 2008
in millions, except
per share amounts
Pro Forma Revenue	$96,746

Pro Forma Net Loss	$(3,890)

Earnings (Loss) per Share — Basic and Fully Diluted Pro forma	$(0.10)

     The pro forma results have been prepared for comparative purposes only based upon currently available information and upon certain assumptions that we believe are reasonable, but which are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

3. Segment Information:
     The Company has three reportable segments: (i) the branded OTC reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China.
          Branded OTC Segment (Sunstone)
     The chief operating decision maker for the Sunstone branded OTC segment is the President and Chief Operating Officer of the Company whose function is to allocate resources to, and assess the performance of Sunstone. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products.
          Pharmaceutical Distribution Segment (Wanwei and Rongheng)
     The chief operating decision makers for the Pharmaceutical Distribution segment are the General Managers of Wanwei and Rongheng whose function is to allocate resources to, and assess the performance of their respective business. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, is the primary business activity of our distributors. Pharmaceutical Distribution operates in a high volume and low margin environment.
     Wanwei and Rongheng distribute brand name and generic pharmaceuticals, over-the-counter healthcare products, and home healthcare supplies and equipment to a variety of healthcare providers.
          Licensed Products Segment (BMP China)
     The chief operating decision maker for the Sales and Marketing segment is the Corporate Vice President and General Manager of BMP China whose function is to allocate resources to and assess the performance of BMP China. This segment markets exclusively licensed prescription drugs nationwide to healthcare providers of prescription drugs.
     The following tables present reportable segment information for the periods indicated:
Revenues

	($ in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Branded OTC (1)	$15,471	$—	$44,540	$—
Pharmaceutical Distribution	14,939	8,978	33,537	21,823
Licensed Products	471	45	1,214	307
Eliminations	(378)	(44)	(1,061)	(286)

Total Revenue	$30,503	$8,979	$78,230	$21,844

Profit (Loss) from operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Branded OTC (1)	$3,222	$—	$8,558	$—
Pharmaceutical Distribution	464	44	76	(106)
Licensed Products	(14)	(818)	(1,330)	(1,918)
Corporate	(1,888)	(1,082)	(4,612)	(3,728)
Eliminations	(19)	(139)	(719)	285

Total Operating Profit (Loss) from Operations	$1,765	$(1,995)	$1,973	$(5,467)

Assets

	As of September 30,
	2008	2007
Branded OTC	$180,881	$0
Pharmaceutical Distribution	33,460	16,894
Licensed Products	814	3,618
Corporate	165,205	54,577
Eliminations	(149,537)	(18,562)

Total Assets	$230,823	$56,527

(1)	Revenue and Profit from Operations for the branded OTC segment is for the period February 18, 2008 through September 30, 2008.

Depreciation

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Branded OTC	$535	$0	$1,235	$0
Pharmaceutical Distribution	47	21,725	115	52
Licensed Products	23	6,097	44	27
Corporate	10	4,879	30	6

Total Depreciation	$615	$32,701	$1,424	$85

Capital Expenditures

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Branded OTC	$708	$0	$2,682	$0
Pharmaceutical Distribution	101	6	241	99
Licensed Products	9	2	27	89
Corporate	0	3	0	22

Total Capital Expenditures	$818	$11	$2,950	$210

4. Accrued Expenses
     Accrued expenses as of September 30, 2008 and December 31, 2007, consist of the following:

	(in thousands)
	September 30,	December 31,
	2008	2007
Accrued taxes and related expenses	$5,505	$249
Accrued salaries and related expenses	2,189	1,101
Accrued sales office expenses	4,538	15
Accrued marketing expenses	258	0
Accrued travel and entertainment expenses	1,691	29
Accrued other expenses	2,079	1,573
Accrued advertising expenses	929	0
Accrued interest expenses	958	383
Accrued professional fees	246	602
Accrued research and development expenses	189	0

Total Accrued expenses	$18,582	$3,952

5. Stockholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average basic shares	39,649,813	28,394,329	38,070,234	27,247,195
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three and nine months ended September 30, 2008 and 2007 because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Number of shares	1,109,849	2,185,997	1,297,707	2,052,482
Range of exercise price	$1.15-5.12	$1.15-10.90	$1.15-5.84	$1.15-$10.90
6. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through September 30, 2008 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, or amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time, subject to any required stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with any required approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected life (years)	—	5.0	5.0	5.0
Risk-free interest rate	—	5.23%	2.36-3.22%	5.15%-5.23%
Expected Volatility	—	80%	55.0%	78.8%-80%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%
     The expected volatility in our stock for the three and nine months ended September 30, 2008 has decreased from the three and nine months ended September 30, 2007 as the Company is estimating future volatility will be more in line with the historic volatility over the past year which has decreased considerably compared to the years prior to 2007. The weighted average estimated fair value of the options granted during the three months ending September 30, 2007 was $6.67. There were no options granted during the three months ended September 30, 2008. The weighted average estimated fair value of the options granted for the nine months ended September 30, 2008 and 2007 was $3.83 and $6.36, respectively.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Compensation cost, which is based on the fair value of options granted, is recognized on a straight-line basis over the service period.
     A summary of the options issued by the Company during the nine months ended September 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2008	2,920,626	$4.30
Granted	170,000	8.69
Exercised	(79,625)	1.56
Canceled	(22,354)	9.00

Outstanding on March 31, 2008	2,988,647	$4.58	7.63	$13,701,060
Granted	604,000	7.35
Exercised	(95,000)	1.44
Canceled	(66,147)	7.61

Outstanding on June 30, 2008	3,431,500	5.10	7.74	$6,674,314
Granted	—
Exercised	(147,750)	1.88
Canceled	(99,567)	6.63

Outstanding on September 30, 2008	3,184,183	5.21	7.46	$8,061,782
Exercisable on September 30, 2008	1,694,338	2.97	6.20	$7,322,175
     There were 322,375 and 43,853 options exercised in the nine month periods ended September 30, 2008 and September 30, 2007, respectively. Total intrinsic value of the options exercised for the three months ended September 30, 2008 and 2007 were $645,000 and $46,719 and for the nine months ended September 30, 2008 and 2007 were $1,691,000 and $340,000. The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $783,000 and $325,000. A summary of the status of the Company’s non-vested shares as of September 30, 2008 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2008	1,405,469	$4.87
Granted	774,000	3.83
Vested	(502,910)	3.83
Canceled	(186,715)	5.31

Non-vested at September 30, 2008	1,489,844	$4.58

     The unrecognized share-based compensation cost related to stock option expense at September 30, 2008 is $6,019,000 and will be recognized over a weighted average of 2.94 years.
7. Related Party Transactions
     During the period February 18, 2008 through September 30, 2008, the Company sold $5,251,000 in pharmaceutical products to related party entities of the Company’s President and Director, Zhiqiang Han (Han). At September 30, 2008, the Company had balances due from and due to Han and Zhijun Tong (Tong), director of the Company.
     The balances of due from and due to the related parties are summarized as follows:

Balance at
September 30, 2008
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$2,700
Loan due from Han	598

$3,298

Amounts due to related parties:
Due to Han and entities controlled by Han	$2,903
Due to Tong and entities controlled by Tong	558

$3,461

8. Guarantee arrangement:
     Based upon the Share Transfer and Capital Increase Agreement related to Shanghai Rongheng Pharmaceutical Co. Ltd. (Rongheng) and among Shanghai CAS Shenglongda Biotech (Group) Co., Ltd. (“Shenglongda”), Shanghai Rongheng International Trade Co., Ltd. of Orient International (Holding) Co. (“RHIT”) and Yiliang Lou, and BMP Sunstone; the parties have agreed to a guarantee arrangement, based on the principle of “first lending, first repaid”, with respect to certain indebtedness of Rongheng.
     RHIT advanced RMB 9.4 million to Rongheng. This outstanding loan balance will be repaid by Rongheng in priority gradually in accordance with the following arrangement:
     Within sixty days after the completion of the share transfer and the capital increase provided per the agreement, BMP shall provide a shareholder’s loan to Rongheng in order that Rongheng can repay RMB 3 million to RHIT;
     Within two years after the completion of the share transfer and the capital increase provided per the agreement, BMP Sunstone shall provide a shareholder’s loan to Rongheng so that Rongheng can repay the remaining amount owed to RHIT by installments. However, Rongheng may, in light of its business operation, retain an amount not more than 20% of the total amount which will be repaid, and the retained amount shall be repaid no later than the next year.

9. Subsequent events:
     On October 14, 2008 pursuant to a registered direct public offering, the Company issued 433,000 shares of the Company’s Common Stock at $5.00 per share. Gross proceeds from the offering amounted to approximately $2.2 million less associated costs of approximately $175,000. In October 2008, the Company also issued 4,546 shares of the Company’s Common Stock as compensation for placement agent services provide in connection with this registered direct offering.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei, Rongheng and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds, our expectation to continue to pursue strategic acquisitions in the near future and our ability to develop stronger internal controls at Sunstone China Limited. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, the loss of one or more key customer or supplier relationships or our inability to hire and train qualified employees, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Financial Overview
     The majority of our revenues have been derived from two sources: branded OTC revenues from Sunstone products and revenue from the distribution of pharmaceutical products, including our licensed products, in China through our subsidiaries Wanwei and Rongheng. Each revenue source accounts for 56.9% and 43.1% of total revenue, respectively, for the nine months ended September 30, 2008. Revenues for Sunstone are for the period February 18, 2008 through September 30, 2008. Revenues for Rongheng are for the period July 5, 2008 through September 30, 2008.
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
Acquisition of Sunstone
     On October 31, 2007, the Company acquired 49% of the issued share capital of Sunstone China Limited, or Sunstone China, which holds 100% of the equity interests of Sunstone, for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a manufacturer of primarily OTC medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting.
     On February 17, 2008, the Company acquired the remaining 51% of Sunstone for up to eight million shares of BMP’s common stock, valued at approximately $94.7 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
     In connection with our acquisition of Sunstone, 1.2 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Sunstone China. The remaining 400,000 shares, including any declared dividends and bonuses, are contingent upon Sunstone China’s achieving net profit in the amount of not less than $13.5 million in 2008.
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

     In acquiring its 63.3 percent interest in Rongheng, the Company exchanged cash consideration of $1.6 million, of which $0.9 million was used to purchase shares in Rongheng and the remainder functioned as a capital injection, plus direct acquisition costs of $0.1 million. The acquisition has been accounted for under the purchase method of accounting, in accordance with SFAS 141.
     We have allocated our investment basis to our pro rata share of Rongheng’s assets and liabilities as of the acquisition date based on the estimated fair values of such assets and liabilities on such date, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. The purchase accounting for Rongheng is preliminary and subject to adjustment based upon our final assessment of the fair values of the identifiable tangible and intangible assets and liabilities. For financial reporting purposes, we have accounted for Rongheng as a consolidated subsidiary from July 5, 2008 through September 30, 2008.
Liquidity and Capital Resources
Cash
     As of September 30, 2008, we had unrestricted cash and cash equivalents of approximately $3.8 million which represented 2% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities.
Notes Receivable
     As of September 30, 2008, we had notes receivable of approximately $15.5 million which represented 7% of our total assets. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of September 30, 2008, all notes receivables were issued by established banks in the People’s Republic of China, and these notes are irrevocable and transferrable, and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.
Cash Flow
     We anticipate that our September 30, 2008 balance of approximately $3.8 million in unrestricted cash and cash equivalents and $15.5 million in notes receivable will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt due May 1, 2009. The Senior Secured Debt bears interest of 10% per annum, payable semi-annually in arrears on May 1, 2008, November 1, 2008 and May 1, 2009. Although our September 30, 2008 balance of approximately $3.8 million in unrestricted cash and cash equivalents and $15.5 million in notes receivable is sufficient to fund our current level of operations for the next 12 months, we anticipate that a sufficient amount of notes receivable will not be able to be converted into cash and transferred to a U.S. bank account in order to pay the outstanding principal and interest that will be due on May 1, 2009. We are reviewing alternative financing arrangements for the repayment of the $23,000,000 principal amount which may include entering into an amendment with respect to our Senior Secured Debt, securing new debt, entering into a new debt arrangement or issue additional equity securities to pay off our Senior Secured Debt prior to May 1, 2009.
     Net cash used in operating activities was $5,425,000 for the nine months ended September 30, 2008. This amount reflected our loss of $4,561,000, offset by $8,454,000 net non-cash charges including amortization of intangible assets and inventory marked to fair value incurred as a result of acquisitions of $3,279,000, amortization of debt discount and debt issuance costs of $2,931,000, stock based compensation expense of $1,816,000, depreciation and amortization of equipment and leasehold improvements of $1,424,000 and equity method investment income of $996,000. In addition, we generated $5,186,000 of operating cash as result in changes in certain of our operating liabilities during the nine months ended September 30, 2008. The changes were the increases in accounts payable of $3,724,000 and accrued other expenses of $1,462,000. Offsetting these changes were increases in inventory of $4,387,000, accounts receivable of $2,693,000, prepaid and other assets of $2,473,000 value added tax receivable of $157,000 and due from related parties of $1,199,000, other receivables of $95,000 and a decrease in deferred revenue of $1,584,000 and a decrease in due to related parties of $1,360,000.
     Cash used in investing activities was $13,850,000 and reflects the payment for Alliance BMP of $12,040,000, cash received in the acquisition of Sunstone China and Rongheng of $2,587,000, acquisition of Rongheng of $1,661,000, repayment of $214,000 on a note from Rongheng and the acquisition of property, plant and equipment of $2,950,000. Net cash used in financing activities of $397,000, consisted of $968,000 from the exercise of warrants and options and net payments on note payables of $1,365,000.
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

Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
($ amounts in thousands)	2008	2007	2008	2007
Net Revenues	$30,503	$8,979	100.0%	100.0%
Cost of Sales	16,676	7,805	54.7%	86.9%

Gross Profit	13,827	1,174	45.3%	13.1%

Sales and Marketing Expenses	9,152	1,077	30.0%	12.0%
General and Administrative Expenses	2,910	2,092	9.5%	23.3%

Total Operating Expenses	12,062	3,169	39.5%	35.3%

Profit (Loss) From Operations	1,765	(1,995)	5.8%	-22.2%
Other Income (Expense):
Interest Income	6	172	0.0%	1.9%
Interest Expense	(1,590)	(47)	-5.2%	0.5%
Debt Issuance Cost Amortization	(210)	—	0.7%
Other Income	—	71	0%	0.8%

Total Other Income (Expense)	(1,794)	196	-5.9%	2.2%

Loss Before Provision for Income Taxes	(29)	(1,799)	-0.1%	-20.0%
Provision for Income Taxes	787	—	-2.6%	—

Net Loss	$(816)	$(1,799)	-2.7%	-20.0%

Net Revenues:
     Net revenues were approximately $30,503,000 for the three months ended September 30, 2008 as compared with approximately $8,979,000 for the three months ended September 30, 2007.
Revenue by product categories was as follows:

	Three Months Ended September 30,
($ amounts in thousands)	2008	2007	$ Increase	% Increase
Branded OTC	$15,471	$—	$15,471	N/A
Distribution products	13,696	8,019	5,677	71%
Licensed products	1,336	960	376	39%

	$30,503	$8,979	$21,524	240%

     Branded OTC. Sunstone revenues were $15,471,000 for the three months ended September 30, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 80% of Sunstone’s total product sales for the three months ended September 30, 2008. The top products were the treatment of Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets to increase immune system response. The Confort franchise accounts for 13% of Sunstone’s total product sales for the three months ended September 30, 2008 with Confort Pessaries as the leading product. These top five products accounted for approximately 96% of Sunstone’s revenue for the period.
     Pharmaceutical Distribution. Distribution revenue for the three months ended September 30, 2008, excluding licensed products, was $13,696,000 as compared to $8,019,000 for the three months ended September 30, 2007. Rongheng’s revenues of $5,046,000 were included for the period July 5, 2008 through September 30, 2008. Rongheng’s top five products were Xindakang Tablets, Selenious Yeast Tablets, Cefotiam Hydrocloride, Gemcifabine Hydrochloride and Ciwujia Zhusheye which collectively accounted for 26% of

Rongheng’s revenue for the period July 5 through September 30, 2008. Wanwei’s top five products were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Citicoline Monosodium Salt and Famofidine which collectively accounted for 30% of Wanwei’s revenue for the three months ended September 30, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics and gynecology, Galake for mild to moderate pain and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $1,336,000 for the three months ended September 30, 2008 as compared to $960,000 for the three months ended September 30, 2007, an increase of 39%. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake and Ferriprox during the third quarter of 2007 and third quarter 2008. As of September 30, 2008 there were 456 and 489 hospitals selling Propess and Anpo respectively, versus 348 and 267 as of September 30, 2007. In addition, there were 159 hospitals selling Galake as of September 30, 2008.
Cost of Sales:

	Three months ended September 30,
($ amounts in thousands)	2008	2007		$ Increase		% Increase
Branded OTC
Revenues	$15,471	$	N/A	$	N/A	N/A
Cost of Sales	3,640		N/A		N/A	N/A

Gross Profit	$11,831	$	N/A	$	N/A	N/A

Gross Margin %	76.5%		N/A

Distribution and Licensed Products (1)
Revenues	$15,032		$8,979		$6,053	67.4%
Cost of Sales	13,036		7,805		5,231	67.0%

Gross Profit	$1,996		$1,174		$822	70.0%

Gross Margin %	13.3%		13.1%

Total
Revenues	$30,503		$8,979		$21,524	239.7%
Cost of Sales	16,676		7,805		8,871	113.7%

Gross Profit	$13,827		$1,174		$12,653	1077.8%

Gross Margin %	45.3%		13.1%

(1)	Revenues and cost of sales for Rongheng is for the period July 5, 2008 through September 30, 2008.
     Cost of goods sold was approximately $16,676,000 for the three months ended September 30, 2008 as compared with $7,805,000 for the three months ended September 30, 2007. The gross profit for the three months ended September 30, 2008 was 45.3% as compared to 13.1% for the three months ended September 30, 2007. The gross profit for the three months ended September 30, 2008 of Sunstone products was $11,831,000, which included $107,000 of amortization resulting from the Sunstone acquisition. The gross profit for the three months ended September 30, 2008 was 76.5%, which included the purchase accounting adjustments. The combined gross profit for the three months ended September 30, 2008 for distribution and licensed products was $1,996,000 as compared to $1,174,000 for the three months ended September 30, 2007. The gross profit for distribution and licensed products was 13.3% for the three months ended September 30, 2008 as compared to 13.1% for the three months ended September 30, 2007.
Sales and Marketing Expenses:
     Sales and marketing expenses were $9,152,000 for the three months ended September 30, 2008 as compared with $1,077,000 for the three months ended September 30, 2007. The acquisitions of Sunstone and Rongheng in February and July 2008 respectively, accounted for $7,957,000 of the increase in sales and marketing for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Marketing, advertising, salaries and related benefits, selling expenses, travel and entertainment and amortization of intangibles account for $8,007,000 or 88% of sales and marketing expenses for the three months ended September 30, 2008. The most significant sales and marketing expense increases for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are as follows: marketing $1,133,000; salaries and related benefits of $1,447,000; television, newspaper and magazine advertising of $1,916,000; sales office selling expenses $791,000; travel and entertainment of $1,327,000; and amortization of intangibles of $864,000 which resulted from the acquisitions of Sunstone and

Rongheng.
General and Administrative Expenses:
     General and administrative expenses were approximately $2,910,000 for the three months ended September 30, 2008 as compared to $2,092,000 for the three months ended September 30, 2007. General and administrative expenses as a percentage of net revenues decreased to 9.5% for the three months ended September 30, 2008 as compared to 23.3% for the three months ended September 30, 2007. Sunstone and Rongheng’s general and administrative expenses accounted for $852,000 and $144,000 of the increase for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Salaries and related benefits increased $603,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase is the result of the Sunstone and Rongheng acquisitions for $432,000, additional senior management in China in 2007 and salary increases. Stock-based compensation increased $176,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Office rent and supply expenses increased $176,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result of both BMP China and Wanwei moving administrative offices during 2008 and the acquisitions of Sunstone and Rongheng. Depreciation expenses increased $154,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, of which $118,000 was the result of the Sunstone and Rongheng acquisitions. State and business taxes increased $171,000 for the three months ended September 30, 2008 as compared to September 30, 2007, of which $138,000 of the increase was the result of the Sunstone and Rongheng acquisitions. During the three months ended September 30, 2008, the Company reversed $525,000 which was an over accrual for social taxes from prior years.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $6,000 during the three months ended September 30, 2008 and $172,000 for the three months ended September 30, 2007.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing that had net proceeds of $21,870,000. We had interest expenses of $1,590,000 during the three months ended September 30, 2008 and $47,000 for the three months ended September 30, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of September 30, 2008, the unamortized debt discount amounted to approximately $1,789,000. Total amortization of the debt discount was $767,000 for three months ended September 30, 2008. Interest expense of 10% for the November 2007 long term debt financing was $575,000 for the three months ended September 30, 2008. Outstanding debt of Sunstone resulted in an additional $255,000 of interest expense for the three months ended September 30, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $490,000 as of September 30, 2008 and $210,000 of debt issuance costs had been amortized for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ amounts in thousands)	2008	2007	2008	2007
Net Revenues	$78,230	$21,844	100.0%	100.0%
Cost of Sales	40,120	19,040	51.3%	87.2%

Gross Profit	38,110	2,804	48.7%	12.8%

Sales and Marketing Expenses	26,251	2,424	33.6%	11.1%
General and Administrative Expenses	9,886	5,847	12.6%	26.8%

Total Operating Expenses	36,137	8,271	46.2%	37.9%

Profit (Loss) From Operations	1,973	(5,467)	2.5%	-25.0%
Other Income (Expense):
Interest Income	68	441	0.1%	2.0%
Interest Expense	(4,770)	(90)	-6.1%	-0.4%
Debt Issuance Cost Amortization	(630)	—	-0.8%	—
Equity Method Investment Income	996	—	1.3%	—
Other Income	—	71	—	0.3%

Total Other Income (Expense)	(4,336)	422	-5.5%	1.9%

Loss Before Provision for Income Taxes	(2,363)	(5,045)	-3.0%	-23.1%
Provision for Income Taxes	2,198	—	2.8%	—

Net Loss	$(4,561)	$(5,045)	-5.8%	-23.1%

Net Revenues:
     Net revenues were approximately $78,230,000 for the nine months ended September 30, 2008 as compared with approximately $21,844,000 for the nine months ended September 30, 2007. Sunstone revenues were included for the period February 18, 2008 through September 30, 2008. Rongheng revenues were included for the period July 5, 2008 through September 30, 2008. Revenue by product categories was as follows:

	Nine Months Ended September 30,
($ amounts in thousands)	2008	2007	$ Increase	% Increase

Branded OTC	$44,540	$—	$44,540	N/A
Distribution products	29,788	19,807	9,981	50%
Licensed products	3,902	2,037	1,865	92%

	$78,230	$21,844	$56,386	258%

     Branded OTC. Sunstone revenues were $44,540,000 for the period February 18, 2008 through September 30, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 79% of Sunstone’s total product sales for the period February 18, 2008 through September 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets to increase immune system response. The Confort franchise accounts for 14% of Sunstone’s total product sales for period February 18, 2008 through September 30, 2008 with Confort Pessaries the leading product. These top five products accounted for approximately 91% of Sunstone’s revenue for the period.
      Pharmaceutical Distribution. Distribution revenue for the nine months ended September 30, 2008, excluding licensed products, was $29,788,000 as compared to $19,807,000 for the nine months ended September 30, 2007. Rongheng revenues of $5,046,000 were included for the period July 5, 2008 through September 30, 2008. Wanwei’s top five products were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Citicoline Monosodium Salt and Cephalexin which accounted for 34% of total distribution revenue for the nine months ended September 30, 2008. Rongheng’s top five products were Xindakang Tablets, Selenious Yeast Tablets, Cefotiam Hydrocloride,

Gemcifabine Hydrochloride and Ciwujia Zhusheye which accounted for 26% of Rongheng’s revenue for the period July 5 through September 30, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess, used in obstetrics and gynecology, Galake for mild to moderate pain relief, and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $3,902,000 for the nine months ended September 30, 2008 as compared to $2,037,000 for the nine months ended September 30, 2007 an increase of 92%. This increase was the result of continued sales and marketing efforts promoting Propess Anpo and Galake and initiating sales of Ferriprox during the third quarter of 2008. As of September 30, 2008 there were 456 and 489 hospitals selling Propess and Anpo respectively, versus 385 and 356 as of September 30, 2007. In addition, there were 152 hospitals selling Galake as of September 30, 2008.
Cost of Sales:

	Nine Months Ended September 30,
($ amounts in thousands)	2008	2007		$ Increase		% Increase

Branded OTC (1)
Revenues	$44,540	$	N/A	$	N/A	N/A
Cost of Sales	10,675		N/A		N/A	N/A

Gross Profit	$33,865	$	N/A	$	N/A	N/A

Gross Margin %	76.0%		N/A

Distribution and Licensed Products (2)
Revenues	$33,690		$21,844		$11,846	54.2%
Cost of Sales	29,445		19,040		10,405	54.6%

Gross Profit	$4,245		$2,804		$1,441	51.4%

Gross Margin %	12.6%		12.8%

Total
Revenues	$78,230		$21,844		$56,386	258.1%
Cost of Sales	40,120		19,040		21,080	110.7%

Gross Profit	$38,110		$2,804		$35,306	1259.1%

Gross Margin %	48.7%		12.8%

(1)	Revenue and cost of sales for the Branded OTC segment is for the period February 18, 2008 through September 30, 2008.

(2)	Revenue and cost of sales for Rongheng is for the period July 5, 2008 through September 30, 2008.
     Cost of goods sold was approximately $40,120,000 for the nine months ended September 30, 2008 as compared with $19,040,000 for the nine months ended September 30, 2007. The gross profit for the nine months ended September 30, 2008 was 48.7% as compared to 12.8% for the nine months ended September 30, 2007. The gross profit of Sunstone products for the nine months ended September 30, 2008 was $33,865,000, which included $609,000 of purchase accounting adjustment to mark the February 18, 2008 inventory to fair value and $276,000 of amortization resulting from the Sunstone acquisition. The gross margin for the nine months ended September 30, 2008 was 76.0%. The combined gross profits for the nine months ended September 30, 2008 for distribution and licensed products was $4,245,000 as compared to $2,804,000 for the nine months ended September 30, 2007. The gross profit for distribution and licensed products was 12.6% for the nine months ended September 30, 2008 as compared to 12.8% for the nine months ended September 30, 2007.
Sales and Marketing Expenses:
     Sales and marketing expenses were $26,251,000 for the nine months ended September 30, 2008 as compared with $2,424,000 for the nine months ended September 30, 2007. The acquisitions of Sunstone and Rongheng in February and July 2008 resulted in $23,117,000 of the 23,827,000 increase in sales and marketing expenses for the nine months ended September 30, 2008 as compared to September 30, 2007. Marketing, advertising, salaries and related benefits, office expenses, travel and entertainment and amortization of intangibles account for $22,966,000 or 88% of sales and marketing expenses for the nine months ended September 30, 2008. The most significant sales and marketing expense increases for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are as follows: advertising $5,083,000; marketing $4,114,000; salaries and related benefits of

$3,078,000; sales office selling expenses of $3,320,000; travel and entertainment of $4,016,000 and amortization of intangibles of $2,131,000 which resulted from the acquisitions of Sunstone and Rongheng.
General and Administrative Expenses:
     General and administrative expenses were approximately $9,886,000 for the nine months ended September 30, 2008 as compared to $5,847,000 for the nine months ended September 30, 2007. As a percentage of net revenues, general and administrative expenses decreased to 12.6% for the nine months ended September 30, 2008 as compared to 26.8% for the nine months ended September 30, 2007. Sunstone’s general and administrative expenses for the period February 18 through September 30, 2008 and Rongheng’s general and administrative expenses for the period July 5 through September 30, 2008 accounted for $2,531,000 of the $4,037,000 increase for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Salaries and related benefits increased $1,608,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase is the result of the acquisitions for $989,000, the increase in additional senior management in China in 2007 and salary increases. Stock-based compensation increased $683,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Business taxes increased $390,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 of which $324,000 was the result of the acquisitions. Office rent and supply expenses increased $496,000 for the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007 as a result of both BMP China and Wanwei moving administrative offices during the quarter and the acquisitions. Depreciation expenses increased $396,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 of which $296,000 was the result of the Sunstone acquisition. During the nine months ended September 30, 2008 the Company reversed $525,000 which an over accrual for social and welfare taxes from prior years.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $68,000 during the nine months ended September 30, 2008 and $441,000 for the nine months ended September 30, 2007.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing that had net proceeds of $21,870,000. We had interest expense of $4,770,000 during the nine months ended September 30, 2008 and $90,000 for the nine months ended September 30, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of September 30, 2008, the unamortized debt discount amounted to approximately $1,789,000. Total amortization of the debt discount was $2,301,000 for the nine months ended September 30, 2008. Interest expense of 10% for the November 2007 long term debt financing was $1,725,000 for the nine months ended September 30, 2008. Outstanding debt of Sunstone resulted in an additional $699,000 of interest expense for the period February 17, 2008 through September 30, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $490,000 as of September 30, 2008 and $630,000 of debt issuance costs had been amortized for the nine months ended September 30, 2008.
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
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of September 30, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $ 0.2 million. This hypothetical reduction on transactional exposure is based on the difference between September 30, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of September 30, 2008, our analysis indicated that these hypothetical changes would reduce shareholders equity by approximately $14.6 million of 10% of our September 30, 2008 shareholder equity of $143.6 million.
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

ITEM 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired Hong Kong Health Care on February 18, 2008, and 63.3% of Rongheng on July 4, 2008 our ability to effectively apply our disclosure controls and procedures to those acquired businesses is inherently limited by the short period of time that we have had to evaluate their operations.
     In connection with their audit of the financial statements of Sunstone China as of December 31, 2006 and September 30, 2007 and for the year ended December 31, 2006 and the nine-month period ended September 30, 2007, the independent auditors of Sunstone China issued a report to Sunstone China noting that the internal controls of Sunstone China may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Sunstone China in amounts that may be material.
     In connection with their audit of the financial statements of Sunstone China as of December 31, 2007 and for the two-month period ended December 31, 2007, the independent registered public accounting firm of KPMG issued another report to Sunstone China noting that the internal controls of Sunstone China may be insufficient to detect in a timely manner misstatements that could occur in financial statements of Sunstone China in amounts that may be material.
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
     Now that we own all of the issued share capital of Sunstone China, we are in the process of improving the internal controls over financial reporting of Sunstone China. We have added accounting and finance personnel to oversee internal controls for financial reporting and the company has implemented several reconciliation processes with regards to invoicing and sales reports, inventory receipts to vendor invoices, plant and equipment receipts and related party transactions. We have implemented an R&D Progress report which is prepared by the research department and is reviewed by finance to provide for timely recognition of research and development costs. We have held two training sessions for our accounting staff on US and China GAAP adjustments. In addition, we have engaged independent consultants to review and test our financial report closing.
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
          (b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BMP SUNSTONE Corporation
Date: November 10, 2008	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)