Form 10-K/A
period 2007-12-31
BMP Sunstone CORP
filed 2009-01-23
CIK 1281696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      TO
Commission file number 001-32980

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
     Yes ☐     No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 30, 2008 (based on the last reported sale price on the Nasdaq Global Market as of such date) was $5.70 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of January 20, 2009 there were 40,246,410 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders filed on April 2, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
     This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008 of BMP Sunstone Corporation (the “Registrant”) as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 7, 2008 (such Annual Report filed on March 17, 2007 and such Amendment No. 1 filed on May 7, 2008, collectively, the “Original Report”) is being filed solely to amend and restate Exhibits 31.1 and 31.2 to the Original Report. No other portion of the Original Report is being modified by this amendment.

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

January 23, 2009	BMP SUNSTONE CORPORATION

	By:	/s/ Fred M. Powell
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ David Gao	By:	/s/ Martyn D. Greenacre

David Gao		Martyn D. Greenacre
Chief Executive Officer, Director and		Director
Principal Executive Officer
January 23, 2009		January 23, 2009

By:	/s/ George Bickerstaff	By:	/s/ Jack M. Ferraro

George Bickerstaff		Jack M. Ferraro
Director		Director
January 23, 2009		January 23, 2009

By:	/s/ Frank J. Hollendoner	By:	/s/ John W. Stakes, M.D.

Frank J. Hollendoner		John W. Stakes, M.D.
Director		Director
January 23, 2009		January 23, 2009

By:	/s/ Fred M. Powell	By:	/s/ Albert Yeung

Fred M. Powell		Albert Yeung
Chief Financial Officer (Principal Financial Officer)		Director
January 23, 2009		January 23, 2009

By:	/s/ Zhiqiang Han	By:	/s/ Zhijun Tong

Zhiqiang Han		Zhijun Tong
Director		Director
January 23, 2009		January 23, 2009