Form 10-Q/A
period 2008-03-31
BMP Sunstone CORP
filed 2009-01-23
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of January 20, 2009 is 40,246,410.

EXPLANATORY NOTE
     This Amendment No. 2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 19, 2008, of BMP Sunstone Corporation (the “Registrant”) as amended by Amendment No. 1 to the Form 10-Q filed with the Securities and Exchange Commission on June 30, 2008 (such Form 10-Q filed on May 19, 2008 and such Amendment No. 1 filed on June 30, 2008, collectively, the “Original Report”) is being filed to amend and restate Item 4 of the Original Report. No other portion of the Original Report is being modified by this amendment.
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
(b) Changes in Internal Control Over Financial Reporting
     Other than the material deficiency and related remedial efforts at Hong Kong Health Care disclosed in Item 4(a) above, no change in our internal control over financial reporting occurred during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

BMP SUNSTONE Corporation

Date: January 23, 2009	/s/ David Gao
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: January 23, 2009	/s/ Fred M. Powell
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following is a list of exhibits filed as part of this Amendment No. 2 to Quarterly Report on Form 10-Q/A.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)