Form 10-Q/A
period 2008-06-30
BMP Sunstone CORP
filed 2009-01-23
CIK 1281696

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
610) 940-1675
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of January 20, 2009 was 40,246,410.

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2008 (the “Original Report”), of BMP Sunstone Corporation (the “Registrant”) is being filed to amend and restate Item 4 of the Original Report in its entirety. No other portion of the Original Report is being modified by this amendment.
PART I. FINANCIAL INFORMATION
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
(b) Changes in Internal Control Over Financial Reporting
     Other than the material deficiency and related remedial efforts at Hong Kong Health Care disclosed in Item 4(a) above, no change in our internal control over financial reporting occurred during our second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
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