Form 10-Q/A
period 2008-09-30
BMP Sunstone CORP
filed 2009-01-30
CIK 1281696

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2008 (the “Original Report”), of BMP Sunstone Corporation (the “Registrant”) is being filed to amend and restate Item 2 and Item 4 of the Original Report in its entirety. No other portion of the Original Report is being modified by this amendment.
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
Limitations on Transfer of Cash (and other assets) to the United States
     China restricts the amount of cash (and other assets) that is legally permitted to be sent to the U.S. by a subsidiary of the Company formed under Chinese law. This restriction is based upon the subsidiary having scheduled registered capital injected into its business sufficient for the subsidiary’s operational requirements. Once this restriction is met, the Company is able to distribute to the U.S. any cash (or other assets) resulting from the profits of these subsidiaries generated during the Company’s ownership of the subsidiary, subject to a withholding tax of 5% and a required retention of 10% of after-tax profits as a surplus reserve (until such time as the surplus reserve equals 50% of the registered capital of the subsidiary). Cash (or other assets) held by the Company’s Chinese subsidiaries that are attributable to profits generated prior to the ownership by the Company of these subsidiaries is not allowed to be transferred to the U.S., but such cash (or other assets) is allowed to be used by the subsidiaries for operations within China.
     Based on the guidelines above, only one of the Company’s Chinese subsidiaries, Sunstone, is eligible to transfer cash (or other assets) to the U.S. Since Sunstone has achieved the required retention for their surplus reserve, 95% of its profits at September 30, 2008, or approximately $11 million, can be distributed to the U.S.
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
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing that had net proceeds of $21,870,000. We had interest expense of $4,770,000 during the nine months ended September 30, 2008 and $90,000 for the nine months ended September 30, 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per hare. Class A warrants will expire on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of September 30, 2008, the unamortized debt discount amounted to approximately $1,789,000. Total amortization of the debt discount was $2,301,000 for the nine months ended September 30, 2008. Interest expense of 10% for the November 2007 long term debt financing was $1,725,000 for the nine months ended September 30, 2008. Outstanding debt of Sunstone resulted in an additional $699,000 of interest expense for the period February 17, 2008 through September 30, 2008.
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
          (b) Changes in Internal Control Over Financial Reporting
     Other than the material deficiency and related remedial efforts at Hong Kong Health Care disclosed in Item 4(a) above, no change in our internal control over financial reporting occurred during our third fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BMP Sunstone Corporation
Date: January 30, 2009	/s/ David Gao
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: January 30, 2009	/s/ Fred M. Powell
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