Form 10-K
period 2008-12-31
BMP Sunstone CORP
filed 2009-03-17
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     TO
Commission file number 000-32980
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 30, 2008 (based on the last reported sale price on the Nasdaq Global Market as of such date) was $95,294,000 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of March 12, 2009 there were 41,364,534 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the registrant’s 2009 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

BMP SUNSTONE CORPORATION
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical facts or statements of curret condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:
•	our business strategy;

•	our remediation of the material weakness and significant deficiencies in the internal control over financial reporting at Sunstone (Tangshan) Pharmaceutical Co., Ltd.:

•	competition in the Chinese pharmaceutical industry and our ability to compete;

•	our belief that a significant opportunity exists to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets by offering development services with market fulfillment services;

•	our expectation that substantially all of our revenues, profits, cash flows and assets will continue to be derived in China and be denominated in Chinese currency;

•	our belief regarding the significance of brand recognition;

•	our ability to renew any Good Supply Practices, or GSP, certificate or any pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate or permit;

•	our future financial and operating results;

•	the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China;

•	our ability to fund our current level of operations for the next twelve months through our cash and cash equivalents;

•	our expectation regarding our cash and cash equivalents;

•	impact of recent accounting pronouncements;

•	our expectation regarding our Exchange Act reporting obligations; and

•	any other statements regarding matters not of historical fact.

     The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors affect our ability to achieve our objectives, including:
•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities with our distribution capabilities;

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major clients;

•	adverse economic, political or social conditions in China;

•	difficulties in acquiring complementary businesses or in integrating acquired businesses;

•	our inability to obtain additional capital when necessary;

•	our inability to renew our GSP certificate or our pharmaceutical distributor permit to conduct business as a pharmaceutical distributor or to maintain this certificate and permit;

•	our inability to manage our growth effectively;

•	our inability to attract and retain key personnel;

•	our inability to effectively market our services or obtain and maintain arrangements with manufacturers; and

•	a slowdown in the Chinese economy.
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

PART I
ITEM 1. BUSINESS
Overview
     BMP Sunstone Corporation, a Delaware corporation, is a specialty pharmaceutical company with over-the-counter, or OTC, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services.
     We were incorporated in the State of Delaware in November 2003 as a wholly-owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus Investments Limited, or Abacus, acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly-owned subsidiary. In December 2005, we completed our acquisition of Wanwei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited), or Sunstone China, which holds a 100% equity interest in Sunstone. On January 28, 2008, Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd., and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Sunstone China that we had not already acquired (for the period November 1, 2007 through February 17, 2008, we accounted for Sunstone China as an equity investee). On July 4, 2008, we completed the acquisition of 63.3% of the issued share capital of Rongheng. On February 16, 2009, Sunstone received its business license for 50% of the outstanding equity of Zhangjiakou Shengda Pharmaceutical Co., Ltd., which has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co. Ltd., or Shengda.
Our Opportunity
     BMP Sunstone represents an exciting and unique opportunity in a high growth and dynamic market. The Chinese domestic pharmaceutical market has experienced dramatic growth over the past few years and is expected to grow by at least 15% a year going forward driven by a growing middle class, an aging population and significant investment by both the central and provincial government in health care, in part, as one of elements of the Chinese economic stimulus plan. The opportunity for BMP in this growing market is further leveraged by the continued opportunity to take advantage of the move towards consolidation in the domestic pharmaceutical industry.
     BMP Sunstone is a fully integrated specialty pharmaceutical company with both prescription and OTC products focused primarily on pediatrics and women’s health. Sunstone has access to approximately 60% of the retail pharmacies in China while Beijing China covers around 900 of the leading obstetrics and gynecological hospitals. Our distribution companies have direct access to most of the tier one and tier two hospitals in the Beijing, Shanghai and Guangdong, where they are located.
     We believe that our current business platform of Sunstone, BMP China and our distribution networks in three key markets will enable us to differentiate ourselves from our competition in China. As a unique and fully integrated specialty pharmaceutical company, we are focusing in the currently under served but rapidly growing markets of pediatrics and women’s health to position our Company for strong and sustainable growth in revenues and profitability.

Branded OTC Segment
     Our Branded OTC Segment consists of the operations of Sunstone, which is principally engaged in the research, development, manufacture and distribution of branded over the counter, or OTC, products in China. Sunstone specializes in women and children’s medications and has manufacturing facilities located in Tangshan, Hebei Province China. Revenues from the Branded OTC segment accounts for 57.2% of our total revenue.
Products
     Sunstone has three nationally recognized brand families:
•	Hao Wawa (“GoodBaby®”) — Certified Famous Chinese Brand / Pediatric OTC products in different forms including granules, chewables and syrups

•	Kang Fu Te (“Confort®”) — Gynecology line of suppositories

•	“Nemei®” — OTC line of women’s health products (e.g., nutrition, well being)
     Sunstone derives a substantial portion of its revenue from the sales of its Hao Wawa line of pediatric products, including Pediatric Paracetamol and Amantadine Hydrochloride Granules, Xiao’er Huatan Zhike Granules, Xiao’er Kechuan Ling Oral Solution and Jianer Xiahoshi Oral Solution. Sales of these products accounted for 81% and 88% of Sunstone’s total revenues for the years ended December 31, 2008 and 2007, respectively. From 2005 to 2008, “GoodBaby®” has been ranked among the” Most Recommended Brands by Pharmacy Employees”. “GoodBaby®” has received the designation of Certified Famous Chinese Brand.
     In addition, Sunstone manufactures the “CONFORT” line of products which is a suppository based product for vaginal infections. CONFORT has been designated as a famous trademark by Hebei Province.
Distribution and Marketing
     Sunstone currently has more than 487 salespeople in 33 regional offices promoting their products throughout China. While a small portion of OTC products are sold through hospitals in China, the retail pharmacy segment is growing and is expected to continue growing at a higher rate than the rest of the supply channels of medicines in China. Sunstone sells its products to approximately 350 pharmaceutical distributors in China. Sales to distributors account for substantially all of Sunstone’s revenues. Generally, Sunstone does not enter into distribution agreements longer than two years and competes for desired distributors with other pharmaceutical manufacturers. Consequently, Sunstone focuses on maintaining relationships with existing distributors and developing relationships with new distributors. For years ended December 31, 2008 and 2007, no single distributor contributed more than 10% of Sunstone’s total revenues or accounts receivable.
     Sunstone’s therapeutic focus is women’s and children’s OTC products and, according to the Statistical Bulletin of the People’s Republic of China on the 2008 National Economic and Social Development National Bureau of Statistics of China, women and children account for over 48% and 19%, respectively of the total China population. To increase customer awareness, Sunstone promotes their products through advertising on television, newspapers and magazines, public relations and educational programs, such as “Hao Wawa Family Medicine Box” and “Smart Mom and Healthy Baby,” in which over 10 million children and adults have participated since 2002.

Research and development
     Throughout its history, Sunstone has engaged in extensive research and development activies. Through cooperation with certain scientific research institutions in China, Sunstone has successfully developed six kinds of new medicines and there are currently more than 60 additional medicines under development.
     Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department on December 3, 2008, which provides Sunstone with a preferential income tax rate of 15% for the years 2008, 2009 and 2010.
Intellectual property
     Sunstone owns or licenses 28 patents which have been approved by the Intellectual Property Office of the People’s Republic of China, and 22 pending patents which are in the process of examination and approval, for its packaging and production process for both its Hao Wawa and Confort brands. These patents include protection relating to production technology, production device and package design, which provide our products unique competitive advantages and distinctions in comparison with competitive products. Sunstone has obtained more than 100 trademarks, including relating to Goodbaby, Confort, Sunstone and other major marks or names.
Stengthening the Sunstone Brand
     Sunstone is continuously taking steps to stengthen the brand recognition of Goodbaby, Confort and Nemei in order to enlarge its product lines for women and children. On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd., which subsequently changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd. (“Shengda”). Shengda is a leading manufacturer of pediatric pharmaceuticals and specializes in antibiotic research and development. It has approval from the Chinese SFDA to manufacture approximately 76 products, and primarily focuses on penicillin and cephalosporin products.
Pharmaceutical Distribution Segment
     Our Pharmaceutical Distribution Segment consists of the operations of Wanwei and Rongheng. Revenues from the Pharmaceutical Distribution Segment accounts for 38.1% of our total revenue.
Wanwei
     Wanwei was incorporated in January 1999. Wanwei has constructed a hospital distribution network consisting of approximately 600 hospitals in Beijing which account for approximately 80% of the total Beijing medical healthcare units. In addition, Wanwei distributes products to 700 other hospitals outside Beijing through 48 pharmaceutical distributors. Wanwei is also the sole distributor of narcotic raw materials in Beijing.
     The major business activity of Wanwei is pharmaceutical product distribution, which includes the distribution of:
•	western medicines;

•	traditional Chinese medicines;

•	bio-chemical medicines; and

•	medical applications.
     Specifically, the business scope of Wanwei is the wholesale of western medicine preparations, prepared Chinese medicines, chemical feedstock medicines, bio-chemical medicines, material for packing and biological products approved by the Ministry of Public Health; technical development and technical consultation of western medicine preparations, prepared Chinese medicines, chemical feedstock medicines and new materials for medicine packing.

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
Wanwei Product Portfolio
     Wanwei currently distributes approximately 800 products, including approximately 8 products on an exclusive basis in Beijing or throughout China. The five highest revenue producing products distributed by Wanwei, which account for 40.8% of Wanwei’s total sales for 2008, are:
•	Glurenorm. Glurenorm, manufactured by Beijing Shuanghe under a license from Boehringer Ingelheim, is an oral antidiabetic medication used to treat patients with adult maturity onset or non-insulin dependent diabetes. Sales of Glurenorm amounted to 10.4% and 15.2% of Wanwei’s total sales for 2008 and 2007.

•	Xingnaojing. Xingnaojing, manufactured by Jiangxi Jimin Pharmaceutical Co., Ltd., is an injectible medication used in the treatment of strokes. Sales of Xinguaojing amounted to 14.9% and 8.5% of Wanwei’s total sales for 2008 and 2007.

•	Ferrous Succinate Tablets. Ferrous Succinate Tablets, manufactured by Jinling Pharmaceutical Joint Stock Company, are used to prevent and treat anemia due to lack of iron. Sales of Ferrous Succinate Tablets amounted to 4.3% and 4.8% of Wanwei’s total sales for 2008 and 2007.

•	Anpo. Anpo, or ritodrine hydrochloride, manufactured by Taiwan Biotech Co. Ltd., is a muscle relaxant available in both injectable and oral forms, and is used for managing pre-term labor. Sales of Anpo amounted to 6.9% and 4.7% of Wanwei’s total sales for 2008 and 2007.

•	Propess. Propess, manufactured by Cytokine PharmaScienics, Inc. is a vaginal insert used to ripen the cervix in preparation for childbirth when labor is induced. Sale of Propess amounted to 4.3% and 4.6% of Wanwei’s total sales for 2008 and 2007.

Rongheng
     Ronegheng was established in 1996, and its business activity is primarily in Shanghai, which is the biggest pharmaceutical market in China. Rongheng has a distribution network that includes 300 hospitals and 1780 pharmacies. Rongheng distributes approximately 450 products. The five highest revenue producing products distributed by Rongheng are Selenious Yeast Tablets, Cefotiam Hydrocloride, Gemcitabine Hydrochloride, Iohexol and Almitrine and Raubasine Compound, which accounted for 22.1% of Rhongheng’s total revenue as of the end of 2008. Rongheng aims to become a unique pharmaceutical distributor with value-added services to product suppliers.
Licensed Products Segment
     Our Licensed Products Segment consists of the operations of BMP China, which is headquartered in Beijing, China and is the successor to Beijing Medpharm Corporation Co., Ltd, which was one of the earliest corporations focused on drugs registration, marketing and promotion in China, especially for imported licensed products. BMP China provides a package of tailored market-entry service for western pharmaceutical manufacturers, and it aims to build a bridge between western pharmaceutical manufacturers and the China medical healthcare market.
     Our sales and marketing sales staff, which consisted of approximately 92 people as of December 31, 2008, provides a marketing presence in major urban areas in China. Our staff is experienced in all aspects of drug promotion and possess a strong knowledge of the Chinese pharmaceutical environment. We believe that our staff is capable of expanding our product offerings through the use of targeted marketing and the organization of national seminars and conferences. We provide comprehensive marketing services to manufacturers and distributors who wish to increase market demand with respect to their products. These services are primarily focused on physician-oriented marketing and clinical and regulatory services.
Academic and Physician-Oriented Marketing
     Academic and Physician-oriented marketing consists primarily of in-person visits by drug company representatives, advertising in journals and conducting continuing medical education events. Pharmaceutical industry-sponsored programs play an important role in informing and updating physicians on drug developments. These include medical symposia, hospital visits, visits to clinical faculty, round-table discussions, journal articles and special supplements, single-issue publications, scientific exhibits, slide and audio tape presentations, press kits, conferences, video news releases and other methods of disseminating information about products. We also specialize in the compilation of literature and the organization of national seminars and conferences to effectively market specific drugs to doctors and hospital executives in China.
     In addition, we employ medical representatives who promote clients’ drugs by providing in-person visits to hospitals and local doctors, a useful service to foreign pharmaceutical manufacturers who may not have, or may not wish to have, the necessary infrastructure to ensure that local prescribers have the required understanding of new or highly specific pharmaceutical products.
Clinical and Regulatory Services
     Through our clinical and regulatory services, we offer pre-market entry analysis and product registration.
Pre-Market Entry Analysis
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

Product Registration

     We provide clients with services relating to the registration of drugs for use within China. These services include:
•	evaluation prior to application to SFDA;

•	full document preparation;

•	clinical trials management;

•	pre-marketing campaign;

•	drug inspection;

•	negotiation with SFDA and CDE;

•	quality control analysis; and

•	obtaining an import drug license.
     We charge our clients a non-commission fee for this service. The size of the fee depends on the class of the particular drug and the duration of the registration process. We have more than nine years of experience in providing clinical and regulatory services and have provided such services to pharmaceutical manufacturers from the United States, United Kingdom, India, Germany and Switzerland, among others. We have registered drugs and compounds for various foreign manufacturers, including Biomet Merck, Haw Par Healthcare, Ltd., and Galerma S.A.
Our Product Portfolio
We provide clinical and/or market development services with respect to the following products:

Product Name	Indication	Active ingredient	Partner	Exclusive Rights

Anpo	Pre-term Labor Mgmt	Ritodrine hydrochloride in oral and injectable	Taiwan Biotech	Marketing & distribution

Ferriprox	Iron overload (Thalassemia)	Deferiprone	ApoPharma Inc	Marketing & distribution

Galake	Pain (cancer, trama, surgical)	Dihydrocodeine combined with paracetamol	Lotus Healthcare	Marketing & distribution

Propess	Cervical Ripening	Sustained-release formulation of dinoprostone	Cytokine Pharmasciences	Marketing & distribution

Clindesse	Bacterial Vaginosis	Clindamycin phosphate in vaginal cream	KV Pharmaceuticals	Registration, Marketing & distribution

Enablex	Overactive bladder	Extended release tablet darifenacin	Shanghai Novartis	Registration, Marketing & distribution

Flashtab Ondansetron	Nausea & vomiting (cancer)	Generic zofran rapidly dissolve in mouth	Shanghai Ethypharm Pharmaceuticals	Marketing & distribution

Misopess	Cervical Ripening and Labor Induction	Misoprostol	Cytokine Pharmasciences	Registration, Marketing & distribution

     We initiated our product marketing services in the Obstetrics and Gynecology sector by introducing Anpo and Propess to obstetricians in major hospitals in China. Our current product portfolio has expanded to cover additional therapeutic areas including: oncology, urology and pediatrics. Although the therapeutic areas and particular products we have selected are very specific and face less competition than other therapeutic areas such as cardiovascular, our market potential for our product portfolio is very large. We plan to continue to strengthen our product portfolio in niche markets, especially women’s and children’s health since there are approximately 16 to 20 million births per year in China.
     In addition to the selected therapeutic areas, we attemp to select products to license which have unique features which can easily differentiate them from major competitors and are difficult to copy. We also license products that have IP protection or require manufacturing know-how, and have proved efficacy and safety profiles.
Alliance BMP Limited and GPC
     Alliance BMP Limited is a joint venture, in which we own a 20% equity interest, between us and Alliance Boots PLC, Alliance BMP Limited owns a 50 percent equity interest in Guangzhou Pharmaceuticals Corporation, or GPC, which is the fourth largest pharmaceutical wholesaler in China with approximately 3% market share. GPC which is based in Guangzhou, Guangdong Province, China was founded in 1951 and markets and distributes pharmaceutical products. Guangzhou Pharmaceutical Company Ltd., or GPCL, a company listed on the Hong Kong and Shanghai Exchanges, whose ultimate parent is the Municipality of Guangzhou, owns the remaining 50 percent of GPC. GPC serves more than 10,000 hospitals, pharmacies, and other wholesalers from eight distribution facilities located throughout Guangdong Province and southeast China.
Competition
     While the Chinese pharmaceutical market currently is highly fragmented, it is also highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We believe competition and leadership in this market is based upon management and technological superiority and the ability to identify and exploit commercially viable products and markets. We also consider product safety and efficacy, convenience, reliability, availability and pricing factors affecting competitive positioning.
     We are unaware of competitors who currently directly provide a suite of services comparable to the solution that we provide through BMP China, Rongheng, Wanwei and Sunstone. Chinese pharmaceutical distributors only provide a distribution and logistics service, but national scope marketing and promotion service is provided by them. We are not aware of any foreign-owned company that offers a more comprehensive solution in China. However, significant competition exists on an individual basis with respect to the marketing and promotion and distribution services that we provide. These competitors include national and regional pharmaceutical promotion companies and small companies. We also anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market. The largest competitor to the Goodbaby pediatric products is Shanghai Johnson & Johnson Pharmaceutical’s cold medicines. The largest competitors to the Confort products are Miconazol mitrate suppositories manufactured by Xian Janssen Pharmaceutical Ltd.

     We expect to benefit from having a management team experienced in understanding the concerns of foreign pharmaceutical companies. Our Chief Executive Officer, David Gao, has experience in a wide range of management areas, including organizational structure, operational efficiencies and personnel. Mr. Gao was previously General Manager of the Integrated Electronics System division of Motorola Asia Pacific and sat on the Supervisory Boards of Motorola for China and East Asia. Mr. Han Zhiqiang has approximately 25 years’ pharmaceutical industry experiences with different positions on R&D, manufacturing, marketing and sales management. Based on his prominent leadership ability, Sunstone is becoming one of the most successful pharmaceutical manufacturers focused on both pediatric and women health. Certain members of our executive team have a strong background in pharmaceutical sales at various foreign and state-owned pharmaceutical companies, including a history of increasing sales. We also believe that, as an Exchange Act reporting company, our customers and potential customers have access to significantly more information about us as compared to our competitors that are privately-held. We believe that this transparency of information will provide us with a competitive advantage as we continue to conduct business in China.
Our Strategy
     Our goal is to become a unique fully integrated specialty pharmaceutical company with both prescription and OTC products focused primarily on pediatrics and women’s health. The main elements of our strategy and solution include the following:
Further expanding and strengthening Sunstone’s products for children and women
     Sunstone has established a huge sales network with 487 sales representatives, over 1,000 agents and more than 350 distributors, with its products covering major drugstores in main consumption markets throughout the country. Sunstone has established partnership with many provincial and city level women and children organizations in the activities for the public good. With their assistance, Sunstone has developed market promotion and brand creation activities for nearly ten years, and over ten million consumers have participated in the market activities held by Sunstone. Haowawa Brand (Goodbaby) made by Sunstone has been identified as Chinese well-known trademark, and Kangfute (Confort) has obtained the title of famous trademark in Hebei, both of which have laid a solid foundation for Sunstone to further expand its channels by means of brands.
Stengthening the Sunstone Brand
     Sunstone is continuously taking steps to stengthen the brand recognition of Goodbaby, Confort and Nemei. To expand its product lines for children, on December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd., which subsequently changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd. (“Shengda”). Shengda is a leading manufacturer of pediatric pharmaceuticals and specializes in antibiotic research and development. It has approval from the Chinese SFDA to manufacture approximately 76 products, and primarily focuses on penicillin and cephalosporin products.
Exclusive market development and market fulfillment relationships
     We plan to pursue exclusive market development and market fulfillment relationships with manufacturers of western drugs and medical devices wishing to access the Chinese market. Our goal is to use our marketing arm to create demand for products that we will offer exclusively through our distribution arm on a national basis in China. We believe this will present new business opportunities in China’s otherwise fragmented pharmaceutical distribution market. We intend to incorporate any additional distribution companies that we may acquire in the future that provide market fulfillment services with the market development services we currently offer.
Strengthening our prescription hospital coverage and marketing power by focusing on women and pediatric
     Propess has been listed as a first-line obstetrical medicine. Anpo has also been recognized by experts and physicians, with a rapid increase in its sales. The rise in the sales of Propess and Anpo has provided a solid foundation for us to create the sales network for gynecological and obstetrical medicines.

     Distribution Chain expanded mainly for the licensed products and Sunstone products. We believe that we are well-positioned to expand our existing client base and introduce new products through the distribution channels we acquired in our acquisition of Rongheng and Wanwei. As a result of our acquisitions of Rongheng and Wanwei, we are able to offer clients an enhanced range of services, including drug importation, drug registration, marketing to the prescribing doctor and distribution to hospitals and other authorized healthcare providers. We believe that our established track record of registering and marketing western pharmaceuticals will enable us to implement this expansion strategy. Our initial focus is to create exclusive distributor relationships for ethical (prescription) western drugs.
Our strategy for BMP Sunstone includes the following:
•	expanding our prescription drug portfolio to include additional over the counter, or OTC, healthcare products;

•	combining manufacturing and packaging capabilities, including a GMP Certified Manufacturing Facility, across our product portfolio and offer these capabilities to potential partners trying to enter the Chinese healthcare market;

•	expanding our distribution capabilities to include the rapidly growing retail pharmacy segment in China through OTC distribution. We believe the acquisition of Sunstone expands our business model and enables us to keep pace with changes in the Chinese healthcare market. While most prescription medicines are still sold through hospitals in China, the retail pharmacy segment is growing quickly. In addition, Chinese citizens are beginning to have a greater voice in their own health care. We believe that finding ways to reach them through promotional synergies with brands they trust are needed to build and sustain market share for a variety of related medical products and services; and

•	achieving sales and marketing synergies in the Chinese healthcare market across various customer segments and therapeutic areas, including women’s health and pediatrics. The ability to leverage the combined power of both hospital and OTC sales forces should facilitate the acquisition of additional products from the U.S. and Europe.
     Growth from consolidation, market expansion and channel synergy. We believe that we are well-positioned to expand our client base and introduce additional products into our business platform. We intend to leverage our existing marketing arm by layering new products into the current sales force. Our sales strategy includes internal growth and growth through strategic acquisitions, specifically in major urban markets in China. We believe this consolidation strategy presents an opportunity to achieve significant gains in efficiency.
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
Bidding System for Drug Purchases by Medical Organizations
     In accordance with the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Purchase of Drugs by Medical Organizations, promulgated on July 7, 2000, and the Notice on Further Improvement on the Implementation of Centralized Tender Purchase of Drugs by Medical Organizations promulgated on July 23, 2001, non-profit medical organizations established by county or higher level government in China are required to implement bidding processes for the purchase of pharmaceuticals. In principle, medical organizations are required to join together to organize bids to purchase pharmaceuticals in bulk volume. The bids are to be assessed by a committee formed by pharmaceutical experts who are recognized by the relevant authorities, with reference to, most importantly, drug quality, and other criteria, including price, service and quality of the drug manufacturers. For the same type of drugs, two or three products under different brands may be selected. Any reduction in drug purchase price by medical organizations as a result of competitive bidding by suppliers under the bidding system is intended to bring about a corresponding reduction in the retail price for the benefit of patients. As indicated in the above notice, it is intended that the implementation of such a bid purchase system should be extended gradually and should cover, among other pharmaceuticals, those consumed in large volume and commonly used for clinical uses.
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
Employees
     Substantially all of our employees are located in China. As of December 31, 2008, we had 1,273 full time employees, 179 of whom were management, finance or administrative employees, 621 of whom were sales and marketing employees, 417 of whom were manufacturing and warehouse employees and 56 of whom were medical, quality assurance and research employees. We have not experienced any strikes or other labor disturbances that have interfered with our operations, and we believe that the relationship between our management and our employees is good.
     We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, we contributed the following amounts to these funds:

Year	Contribution in US Dollars*	Contribution in RMB
2008	$812,000	RMB	5,562,318
2007	$488,166	RMB	3,476,669
2006	$181,853	RMB	1,405,542

*	Based on exchange rates in effect at March 1 of the following year. For the 2007 contributions the March 3, 2008 exchange rate was used.
     We expect the amount of contribution to the government’s social insurance funds to increase in 2008 as we expand our workforce and operations and consolidate the operations of Sunstone.
Executive Officers
     The following table identifies our current executive officers:

Name	Age	Position
David Gao	58	Chief Executive Officer and Director
Zhiqiang Han	44	President, BMP Sunstone China and Director
Fred M Powell	47	Chief Financial Officer
Yanping Zhao	47	Corporate Vice President
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
     Zhiqiang Han has served as Chief Operating Officer since June 2008. Mr. Han joined us as President, BMP Sunstone China upon the completion of the 51% acquisition of Sunstone on February 18, 2008. Mr. Han was the founder and served as the General Manager of Sunstone from April 1994 through February 2008. From November 1993 through April 1996, Mr. Han was General Manager, Tangshan Changrong Pharmaceutical Corporation, Ltd. From April 1986 through November 1993, Mr. Han was Assistant to Factory Director in Tangshan Women and Children Pharmaceutical Factory. From October 1983 through October 1985 Mr. Han served as a Researcher at Tangshan Chemical Research Institute. Mr. Han is the Vice Chairman of China OTC Association, Director for Tangshan Pharmaceutical Industry Association and Vice Director of Hebei Pharmaceutical Industry Association. Mr. Han has a Bachelor of Science degree from Shenyang Pharmaceutical University and an MBA from Dalian University of Technology.
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
Available Information
     We file annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
   We make available free of charge our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our Internet website, www.bmpsunstone.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
     Investing in our securities involves significant risk, including the risks identified below and in our Securities and Exchange Commission, or SEC, filings that are incorporated by reference into this Annual Report on Form 10-K. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Relating to Our Business
We have a history of operating losses.
     We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of December 31, 2008, we had an accumulated deficit of approximately $31.0 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and return on sales and to execute our business and strategic plans as currently conceived.
     As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.
We may be unable to compete successfully against new and existing competitors.
     We operate in a highly competitive market with few barriers to entry. We expect that competition will continue to intensify. As we expand our operations in the pharmaceutical distribution business, we will encounter competition from other companies in the distribution business and that manufacture over-the-counter, or OTC, prescription drugs, and we may face future competition from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we do. Many of our competitors have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.
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
     Future acquisitions or joint ventures may result in substantial per share financial dilution of our common stock from the issuance of equity securities. Completion of future acquisitions also would expose us to potential risks, including risks associated with:
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
The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.
     The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; decreased customer confidence; and decreased customer demand, including order delays or cancellations.
Our stock price may be volatile.
     Our common stock price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•	the success of competitive products or technologies;
•	regulatory developments in China;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the our industry and issuance of new or changed securities analysts’ reports or recommendations; and
•	general economic, industry and market conditions.
Current levels of market volatility are unprecedented, and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding.
     The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have increased, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing on acceptable terms, or at all, which could have an adverse effect on the our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

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
We may be required to write off goodwill or other intangible assets in the future. If we are required to write off goodwill or other intangible assets, our financial position or results of operations could be adversely affected.
     Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite-lived assets for impairment each year as of December 31 and during interim periods when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could adversely impact future estimates.
We may be unable to obtain additional capital when necessary and on terms that are acceptable to us.
     Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales and execute our business and strategic plans as currently conceived. We expect that we will need significant additional cash resources to operate and expand our business in the future and we may attempt to raise additional funds through public or private financing or from other sources. The sale of additional equity securities could result in additional dilution to our stockholders. Additional indebtedness would result in additional debt service obligations and could result in operating and financing covenants that would restrict our operations. In addition, financing may not be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional capital through fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our anticipated future growth.

We may be unsuccessful in attracting or retaining key sales, marketing and other personnel.
     The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. Beijing Medpharm Co. Ltd., or BMP China, Sunstone and Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, sales and marketing personnel carry out critical promotional and sales activities of BMP China, Sunstone and Wanwei. We depend, and will continue to depend in the foreseeable future, on the personal efforts and abilities of David Gao, our chief executive officer, Zhiqiang Han, our President, Fred M. Powell, our chief financial officer, and Yanping Zhao, our corporate vice president, and other officers and key employees. The loss of these officers or our other key management persons could harm our business and prospects for growth. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.
     In addition to the abilities and continued services of our current executive management team, the combined company’s success depends in large part on the abilities and continued service of each of the current executives of Sunstone China and Sunstone, as well as our other key employees. Although we have employment agreements in place with each of our current executive officers, the combined company may not be able to retain the services of these individuals and the loss of their services, in the absence of adequate replacements, would harm the combined company’s ability to implement its business strategy and operate its business effectively.
We may be unable to manage our growth effectively.
     Our business strategy is based on the assumption that we will access additional distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:
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
     If we are unable to accomplish any of these objectives, we will be unsuccessful in effectively managing our growth, which could harm our business, operating results and financial condition.
We only offer products and services related to pharmaceuticals and if demand for these products and services decreases, or if competition increases, we will have no other ways to generate revenue.
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
     Sunstone derives a substantial portion of its revenue from the sales of Pediatric Paracetamol and Amantadine Hydrochloride Granules, Xiao’er Huatan Zhike Granules, Xiao’er Kechuan Ling Oral Solution, Jianer Xiahoshi Oral Solution, and Compound Zedoary Turmeric Oil. As Sunstone China expects sales of these products to continue to comprise a substantial portion of total revenues in the future, any factors adversely affecting the sales of any of these products will have a material adverse effect on Sunstone China’s business, financial condition and results of operations.

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
     Our ability to maintain effective internal control over financial reporting may be limited by, among other things, differences between generally accepted accounting principles in China and generally accepted accounting principles in the United States, or GAAP, and difficulties in implementing proper segregation of duties due to the lack of available qualified accounting personnel in the China marketplace. If in the future we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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
     We are a holding company with no significant assets other than our equity interests in Sunstone, BMP China, Wanwei, and Rongheng. We rely on dividends, loans and other payments to us by BMP China, Wanwei, Rongheng, Sunstone China and any other future acquired entities in China. As of December 31, 2008, we had an accumulated deficit of approximately $31.0 million. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings, and the distribution of funds from, our subsidiaries. However, BMP China and Wanwei have incurred significant operating losses since their inceptions. If these losses continue, we may not be able to pay dividends or service any debt that we may incur. In addition, if Sunstone, BMP China, Wanwei, Rongheng, or any future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.
Risks Relating to Doing Business in China
We face increased risks of doing business due to the extent of our operations in China.
     Our operating subsidiaries, Sunstone, BMP China, Wanwei, and Rongheng, are organized and located in China. China currently is transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:
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
     Substantially all of our revenues, profits, cash flows and assets have been, and we expect will continue to be, derived in China and be denominated in Chinese currency, or RMB. The value of the RMB, which is controlled and adjusted periodically by the Chinese government, fluctuates and is subject to changes in the political and economic conditions in China. On December 31, 2008, the exchange rate of United States dollar to RMB was approximately 1 to 6.8542. Any devaluation of the RMB could adversely affect the value of our common stock in foreign currency terms because we will receive substantially all of our revenues in RMB. Fluctuations in exchange rates also could adversely affect the value, translated or converted into United States dollars, of our net assets, earnings and any declared dividends. In addition, a devaluation of the RMB is likely to increase the portion of our cash flow required to satisfy any foreign currency denominated obligations.
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
     Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As wholly foreign-owned enterprises, Sunstone, BMP China, Wanwei and Rongheng are required to establish reserve funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. All of our entities are required to allocate at least 10% of their net profits to the reserve fund until the balance of this fund has reached 50% of their registered capital.
     In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of Sunstone, BMP China, and Wanwei could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.
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
A slowdown of the Chinese economy could adversely affect our growth and profitability.
     Our financial results have been, and are expected to continue to be, affected by conditions in the Chinese economy and pharmaceutical industry. Although the Chinese economy has grown significantly in the past decade, it is unclear whether the slowdown in the Chinese economy during the second half of 2008 will continue and what impact it will have on our financial results. There can be no assurance that the current slowdown will not have a negative impact on our business.
The legal system in China has inherent uncertainties that could limit the legal protections available to us.
     We currently conduct our business primarily through our wholly owned operating subsidiaries, Sunstone, BMP China, Wanwei, and Rongheng, and expect in the future to conduct our business through Sunstone, BMP China, Wanwei and Rongheng and other subsidiaries organized in China that we acquire, which are and will be organized in China. These subsidiaries generally are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements, and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations and rules involves uncertainties that may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
     We are subject to the United States Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and we make sales in China, which is known to experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company or the companies in which we invest that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company or the companies in which we invest may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
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
We may be deemed as a PRC resident enterprise under the new PRC Enterprise Income Tax Law and be subject to the PRC taxation on our worldwide income.
     Under the new PRC Enterprise Income Tax Law, or the new PRC EIT Law, that took effect on January 1, 2008, enterprises established outside of China whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and will generally be subject to the enterprise income tax at a uniform rate of 25% on their worldwide income, unless they qualify under certain limited exceptions. The implementation rules define the “de facto management body” as an establishment that has substantial management and control over the business, personnel, accounts and properties of an enterprise. If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as a resident enterprise, then our worldwide income may be subject to the enterprise income tax at the rate of 25%, which would have a material adverse effect on our business, financial condition and results of operations in the future.
Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to withholding taxes under the PRC tax laws.
     Under the new PRC EIT Law and its implementation regulations issued by the PRC State Council, a 10% withholding tax will be imposed on dividends, interest, royalties and capital gains payable to recipients who are not tax resident of the PRC (in certain cases, the withholding tax rate on outgoing interest has been reduced to 7%, royalties to 6% and dividends to 5%).
     It remains unclear how the PRC tax authority will determine the sources of such income in the case of transfer of shares of an offshore company which holds shares/equity interests in a PRC operating company. The PRC tax authorities may invoke the general anti-tax avoidance provisions under the EIT Law to disregard the form and look to the substance of the transactions to determine if the dividends, capital gains and other passive income of tax non-PRC residents are subject to PRC withholding tax.
     Therefore, it is unclear whether the dividends we pay with respect to our ordinary shares or the gain a shareholder realizes from the transfer of our ordinary shares, would be treated as income derived from sources within the PRC and be subject to withholding tax under the PRC EIT Law. It is also unclear regarding the method of payment of such tax under the PRC EIT Law. If we are required to deduct PRC withholding tax on our dividends payable to our foreign stockholders, or if PRC withholding tax is payable on the gains realized from the transfer of our ordinary shares, the value of an investment in our shares may be materially and adversely affected.
Failure by our stockholders or beneficial owners who are PRC citizens or residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liabilities under PRC laws, which could adversely affect our business and financial condition.
     In October 2005, the State Administration of Foreign Exchange, or the SAFE, issued Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE Circular 75 states that since October 2005, PRC citizens or residents must register, prior to establishing or controlling an offshore entity, with the SAFE or its local branch in connection with their establishment or control of the offshore entity established or controlled for the purpose of overseas equity financing involving an investment whereby the offshore entity acquires or controls onshore assets or equity interests from the PRC citizens or residents.
     In addition, such PRC citizens or residents must update their SAFE registrations when the offshore SPV undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments or external guarantees, or other material events that do not involve return investments. To further clarify the implementation of SAFE Circular 75, on May 29, 2007, the SAFE issued SAFE Circular 106. Under SAFE Circular 106, PRC subsidiaries of an offshore company governed by SAFE Circular 75 are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s stockholders who are PRC citizens or residents. If these stockholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. Therefore, if any of our stockholders who are PRC citizens or residents do not complete their registration with the SAFE or its local branch, our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries.
     Further, since we are a public company in the United States and our stockholders often hold their shares in street name, we may not be fully aware or informed of the identities of all our beneficial owners who are PRC citizens or residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 75 requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC citizens or residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by SAFE Circular 75. Failure to register by these stockholders could subject us and our subsidiaries to, among other things, potential fines or legal sanctions.
We may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities if we or our PRC employees fail to comply with recent PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.
     On March 28, 2007, the SAFE issued Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who have been granted stock options by an offshore listed company are required, through a PRC agent or PRC subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. Although we are planning to make the registration, there is no assurance that such registration will be successful. Our failure to register could subject us and our employees to potential fines or legal sanctions, restrict our overseas or crossborder investment activities, limit our subsidiaries’ ability to make distributions dividends, or affect our ownership structure, which would adversely affect our business, financial condition and results of operations.
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
     In addition, Chinese government-sponsored anti-corruption campaigns from time to time could have a chilling effect on our efforts to reach new hospital customers. Our sales representatives primarily rely on hospital visits to better educate physicians on our products and promote our brand awareness. Recently, there have been occasions on which our sales representatives were denied access to hospitals in order to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products will be adversely affected. “
Price control regulations may decrease our profitability.
     The prices of certain medicines we distribute, including those listed in the Chinese government’s catalogue of medications that are reimbursable under the Insurance Catalogue, which is the official Chinese catalogue that lists drugs for which reimbursement is available, are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases. Such price controls, especially downward price adjustment, may negatively affect Sunstone’s revenue and profitability.
The bidding process with respect to the purchase of pharmaceutical products may lead to reduced revenue.
     Chinese regulations require non-profit medical organizations established in China to implement bidding procedures for the purchase of drugs. It is intended that the implementation of a bidding purchase system will be extended gradually and will cover, among other drugs, those drugs consumed in large volume and commonly used for clinical uses. Pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers in order to participate in the bidding process. If, for the purpose of reducing the bidding price, pharmaceutical manufacturers participate in the bidding process on their own and enter into purchase and sales contracts with medical organizations directly without authorizing a pharmaceutical distributor, the revenue of Wanwei and Rongheng may be adversely affected.

If the medicines Wanwei distributes and Sunstone manufactures are replaced by other medicines or are removed from China’s Insurance Catalogue in the future, our revenue may suffer.
     Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Currently, the main products that Sunstone, Wanwei and Rongheng distribute are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If our products are replaced by other medicines or removed from the Insurance Catalogue in the future, our revenue may suffer.
Risks Relating to Our Common Stock
There may not be a viable public market for our common stock.
     Our common stock has only been traded on The NASDAQ Global Market since June 7, 2007 and prior to that, from August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of pharmaceutical distribution companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. From August 2006 through March 13, 2009, the trading prices for our common stock ranged from a high of $13.40 to a low of $2.25.
Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.
     Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market. From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 41,364,534 shares of common stock outstanding as of March 12, 2009. 6,178,700 of these outstanding shares are held by Artis Capital Management, LP who may be deemed to be our “affiliate” as that term is defined under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and would be subject to Rule 144.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
          Our principal executive offices are located at 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462. We lease this office space under a lease with American Executive Centers, Inc. at a rent of $6,000 per month. This lease agreement expires in January 2010.
          BMP China’s principal executive and business offices are located in Beijing. On December 1, 2007, BMP China entered into an office lease agreement for the lease of 1,063 square meters of office space located in the Min Sheng Life Plaza at East Third Ring Road, North, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on November 30, 2012. The total monthly rental rate, including property management and associated fees, is RMB 176,234 ($26,000 per month as of March 3, 2009). BMP China leases additional sales office space throughout China with varying lease dates. The total monthly rate is RMB 24,699 per month ($4,000 per month as of March 3, 2009).
          Our principal China executive offices are located at Min Sheng Life Plaza at East Third Ring Road, North, Chaoyang District, Beijing. The term of the office lease agreement commenced on December 1, 2007and will expire on November 30, 2012. The total monthly rental rate, including property management and associated fees, is RMB 55,441 ($8,000 per month as of March 3, 2009).
     On October 1, 2007, Wanwei entered into an office lease agreement for the lease of 811 square meters of office space located in Hua Teng Plaza at Building 195, East Fourth Ring Road Middle, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on September 30, 2012. The total monthly rental rate is RMB 60,895 ($9,000 per month as of March 3, 2009).
     Wanwei has a lease agreement with Wanhui Group for the lease of its warehouse, covering an area of approximately 6,850 square meters. This lease agreement expired in December 2007 and is extended on a monthly basis. The total monthly rental rate is RMB 59,129 per month ($9,000 per month as of March 3, 2009).
     On August 1, 2008, Rongheng entered into an office lease agreement with Shanghai Jiushi Company Ltd for the lease of 380 square meters of office space located in Shanghai. The term of the office lease commenced on August 1, 2008 and will expire on August 31, 2011. The total monthly rental rate is RMB 75,246 ($11,000 per month as of March 3, 2009).
     Rongheng has a lease agreement with Shanghai Shenyijiancai Company Ltd for the lease of its warehouse, covering an area of approximately 1,557 square meters. The term of this lease space commenced on March 15, 2005 and will expire on March 14, 2011. The total monthly rental rate is RMB 33,482 ($5,000 per month as of March 3, 2009)
     On November 26, 2007, Sunstone entered into an office lease with Zhijun Tong, a company director. The office lease is approximately 692 square meters and is located in 37 South MoFang Road, Chaoyang District, Beijing. The lease is extended on a month to month basis. The total monthly rental is RMB 57,223 ($8,000 per month as of March 3, 2009). Sunstone leases additional sales office space throughout China with varying lease dates. The total monthly rental rate is RMB 36,635 ($5,000 per month as of March 3, 2009.)
ITEM 3. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to security holders during the fourth quarter of the year ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market under the trading symbol “BJGP.” From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. The following table shows the high and low closing sales prices of our common stock for each quarter of the fiscal year ended December 31, 2008 and for each quarter of the fiscal year ended December 31, 2007.

	High	Low
2008:
Fourth quarter, ended December 31, 2008	$6.74	$4.64
Third quarter, ended September 30, 2008	7.43	3.89
Second quarter, ended June 30, 2008	7.96	5.61
First quarter, ended March 31, 2008	10.24	7.26

2007:
Fourth quarter, ended December 31, 2007	$13.20	$9.07
Third quarter, ended September 30, 2007	11.65	8.18
Second quarter, ended June 30, 2007	11.62	7.47
First quarter, ended March 31, 2007	9.46	6.45
     On March 9, 2009, the closing price of our common stock was $2.47. As of March 9, 2009, we had approximately 127 holders of record of our common stock.
DIVIDEND POLICY
     We have never declared any cash dividends and do not anticipate paying cash dividends in the near future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions and other factors that our board of directors considers relevant. Pursuant to our 12.5% secured convertible notes due July 1, 2011, without the prior written consent of the holders of greater than fifty percent (50%) of the aggregate principal amount of such notes then outstanding, we are restricted from declaring or paying any dividends while such notes are outstanding.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BMP SUNSTONE CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON JULY 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008
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

ITEM 6. SELECTED FINANCIAL DATA
     The following tables present selected financial data with respect to the Company for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004. We derived the selected financial data for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 from our audited financial statements. The selected financial data appearing in this section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
($ amounts in thousands)	2008	2007	2006	2005	2004
Statement of Operations:
Net revenues	$114,867	$31,003	$24,258	$4,179	$209
Cost of sales	57,557	26,716	22,312	4,980	318

Gross Margin (loss)	57,310	4,287	1,946	(801)	(109)

Operating expenses:
Sales and marketing expenses	39,666	4,377	2,687	407	63
General and administrative expenses	13,898	10,760	5,826	4,406	2,201
Loss on disposal of assets	—	20	364	—	—

Total operating expenses	53,564	15,157	8,877	4,813	2,264

Income (Loss) from operations	3,746	(10,870)	(6,931)	(5,614)	(2,373)
Interest income (expense), net	(7,071)	(567)	101	(37)	71
Equity Method investment gain (loss)	675	(264)	—	—	—
Other income	—	81	34	7	—
Provision for income taxes	792	15	—	80	—

Net income (loss) applicable to common stockholders	$(3,442)	$(11,635)	$(6,796)	$(5,724)	$(2,302)

Basic and diluted net income (loss) per common share	$(0.09)	$(0.41)	$(0.30)	$(0.31)	$(0.16)

Weighted average diluted common shares outstanding*	38,617	28,120	22,864	18,569	14,743

*	The number of weighted average shares for the year ended December 31, 2004 equate to the number of shares issued to Abacus upon our acquisition of BMP China, which was wholly-owned by Abacus.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents*	$15,740	$22,837	$15,331	$6,906	$6,268
Total assets	237,651	80,923	27,517	16,677	7,553
Total liabilities	90,019	31,914	8,957	9,278	795

Total stockholders’ equity	$147,632	$49,009	$18,560	$7,399	$6,758

* Cash and cash equivalents exclude Notes Receivable of $15,797 and $0, $0, $0 and $0 for 2008, 2007, 2006, 2005 and 2004.

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
Overview
     BMP Sunstone, a Delaware corporation, is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rohngheng,we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services.
Financial Overview
     Since our inception, we have generated significant losses. As of December 31, 2008, we had an accumulated deficit of approximately $31.0 million.
     Our future success will depend on expanding sales of our current products, obtaining additional promotional and market research agreements and licensing rights for China and expanding our OTC sales through Sunstone. During 2008 and 2007, we have pursued a strategy of broadening our range of promoted products and we are currently actively reviewing for license various branded pharmaceutical and OTC products and products in development from western pharmaceutical companies for marketing and distribution in China.
Liquidity and Capital Resources
Cash
     As of December 31, 2008, we had cash and cash equivalents of approximately $15.7 million, which represented 6.6% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly-rated securities
     Since we acquired BMP China in February 2004, we have funded our operations through the issuance of shares of our common stock and debt. In March 2004, we completed a private placement of 8,695,652 shares of our common stock at a price of $1.15 per share, which yielded gross proceeds to us of approximately $10.0 million and net proceeds to us of approximately $8.8 million (the “First Financing”).
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
     On December 20, 2006, we completed a private placement of 3,333,306 shares of our common stock at a price of $4.50 per share, which yielded gross proceeds to us of approximately $15 million and net proceeds to us of approximately $14.1 million (the “Third Financing”). Investors in the Third Financing also received warrants to purchase an aggregate of 1,116,611 shares of common stock, which had an exercise price equal to $5.625.
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
     On November 1, 2007, we completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, included warrants with a five year term to purchase an aggregate of 575,000 shares of our common stock and warrants with an eighteen month term to purchase an aggregate of 462,580 shares of our common stock at an exercise price of $12.43. The net proceeds from the offering were approximately $21.9 million.
     On October 14, 2008 pursuant to a registered direct public offering, we issued 433,000 shares of the Company’s Common Stock at $5.00 per share. Gross proceeds from the offering amounted to approximately $2.2 million and net proceeds were approximately $2.0 million. In October 2008, the Company also issued 4,546 shares of our common stock as compensation for placement agent services provided in connection with this registered direct offering.
     On January 20, 2009, we completed an exchange of $10,650,000 in principal amount of our 10.0% senior secured promissory notes for $10,650,000 in principal amount of 12.5% secured convertible notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the Exchange, $12,350,000 in principal amount of 10.0% notes remain outstanding. Upon the execution of the Note Exchange Agreements on January 20, 2009, the 10.0% notes exchanged for the 12.5% notes were deemed cancelled. The 12.5% notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% notes prior to the Exchange will be paid to the Noteholders participating in the Exchange on April 1, 2009. A Noteholder may convert its 12.5% note into our common stock from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per share of our common stock for which the Company sells Common Shares in any offering. Notwithstanding anything to the contrary, if the conversion price would result, upon conversion of all of the 12.5% notes, in the issuance of common stock in an amount equal to or greater than 8,049,282 shares of common stock, the conversion price shall be increased to $1.33.
     On February 20, 2009, pursuant to a registered direct public offering we issued 559,062 units, each consisting of (i) two shares of the our common stock, and (ii) a warrant to purchase one share of our common stock at an exercise price of $4.00 per share. If on the 90th day after the closing date (the “Reprice Date”), the volume weighted average trading price calculated over the 20 trading days prior to the Reprice Date (the “VWAP”) of the Common Stock is less than $4.00 per share, the exercise price of the warrants will be reset to the greater of (i) $1.80 or (ii) the VWAP. The units were offered by us at a purchase price of $6.40 per unit. We issued 1,118,124 shares of our common stock and 559,062 warrants. The net proceeds to the Company from the offering were approximately $3,000,000.
     On March 13, 2009, we completed an exchange of $1,000,000 in principal amount of our 10.0% senior secured promissory notes for $1,000,000 in principal amount of 12.5% March Exchange Secured Convertible Notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the exchange, $11,350,000 in principal amount of 10.0% notes remain outstanding. Upon the execution of the note exchange agreements, the 10.0% notes exchanged for the 12.5% notes were deemed cancelled. The 12.5% notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% notes prior to the exchange will be paid to the noteholders participating in the exchange on April 1, 2009.

A noteholder may convert its 12.5% note into our common stock from time to time at a conversion price, equal to the lesser of (i) $3.00, (ii) 115% of the lowest price per common share for which the Company sells common shares in any offering, or (iii) 115% of the VWAP (as defined below) for the period from and including October 15, 2009 through and including December 15, 2009, provided that, notwithstanding anything to the contrary, the conversion price shall not be less than $2.00. "VWAP" means the volume weighted average price (the aggregate sales price of all trades of common shares during each trading day divided by the total number of common shares traded during such trading day) of the common shares during any trading day. The 12.5% notes cannot be converted into common shares in excess of 20% of the outstanding common shares of the Company other than in compliance with Nasdaq rules.
     On March 16, 2009, we completed a placement of $6,350,000 in principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 to qualified institutional and accredited investors. The offering raised gross proceeds of $6,350,000 million and net proceeds of $6,000,000. The terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.
     On March 16, 2009, we complete a registered direct public offering of $7,000,000 in principal amount of 12.5% Subordinate Convertible Notes due July 1, 2011. The offering raised gross proceeds of $7,000,000 million and net proceeds of $6,650,000. Other than for not having any security interest in the assets of the Company, the terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.
     Our cash resources have primarily been devoted to, and will continue to be devoted to, payment of salaries and wages for our employees, acquisitions, inventory, professional fees, and fees related to sales and promotion of our current products.
Notes Receivable
     As of December 31, 2008 we had notes receivable of approximately $15.8 million which represented 6.7% of our total assets. Notes receivable are notes received from customers for the settlement of trade receiveable balances. As of December 31, 2008, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.
Limitations on Transfer of Cash (and other assets) to the United States
     Registered Capital and Taxes. China restricts the amount of cash (and other assets) that is legally permitted to be sent to the U.S. by a subsidiary of the Company formed under Chinese law. This restriction is based upon the subsidiary having scheduled registered capital injected into its business sufficient for the subsidiary’s operational requirements. Once this restriction is met, the Company is able to distribute to the U.S. any cash (or other assets) resulting from the profits of these subsidiaries generated during the Company’s ownership of the subsidiary, subject to a withholding tax of 5% and a required retention of 10% of after-tax profits as a surplus reserve (until such time as the surplus reserve equals 50% of the registered capital of the subsidiary). Cash (or other assets) held by the Company’s Chinese subsidiaries that are attributable to profits generated prior to the ownership by the Company of these subsidiaries is not allowed to be transferred to the U.S., but such cash (or other assets) is allowed to be used by the subsidiaries for operations within China.
     Based on the guidelines above, only one of the Company’s Chinese subsidiaries, Sunstone, is eligible to transfer cash (or other assets) to the U.S. Since Sunstone has achieved the required retention for their surplus reserve, 95% of its profits at December 31, 2008, or approximately $13.0 million, can be distributed to the U.S.
     SAFE 75 Compliance. In addition, in October 2005, the State Administration of Foreign Exchange, or the SAFE, issued Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE Circular 75 states that since October 2005, PRC citizens or residents must register, prior to establishing or controlling an offshore entity, with the SAFE or its local branch in connection with their establishment or control of the offshore entity established or controlled for the purpose of overseas equity financing involving an investment whereby the offshore entity acquires or controls onshore assets or equity interests from the PRC citizens or residents.
     In addition, such PRC citizens or residents must update their SAFE registrations when the offshore SPV undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments or external guarantees, or other material events that do not involve return investments. To further clarify the implementation of SAFE Circular 75, on May 29, 2007, the

SAFE issued SAFE Circular 106. Under SAFE Circular 106, PRC subsidiaries of an offshore company governed by SAFE Circular 75 are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s stockholders who are PRC citizens or residents. If these stockholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. Therefore, if any of our stockholders who are PRC citizens or residents do not complete their registration with the SAFE or its local branch, our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries.
Cash Flow
     We anticipate that our December 31, 2008 balance of approximately $15.7 million in cash and cash equivalents and $15.8 million in notes receivable will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     Net cash provided in operating activities was $3,327,000 for the year ended December 31, 2008. This amount principally reflected our net loss of $3,442,000, offset by $10,556,000 in net non-cash charges including stock-based compensation expense of $2,438,000, amortization of debt discount and debt issuance costs of $3,907,000, equity method investment income of $675,000, intangible amortization of $4,339,000, depreciation of $1,842,000, loss on the disposal of assets of $2,000, bad debt expense of $83,000 and deferred taxes of 1,380,000. In addition, we generated $7,569,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2008. The most significant changes were the increase in accounts payable of $6,857,000, and decreases in accounts receivable of $535,000 and notes receivable of $177,000. Offsetting these changes were increases in due from related parties of $3,277,000, inventory of $3,213,000, prepaid and other current assets of $1,587,000, other receivables of $1,718,000 and a decrease in accrued expenses of $1,491,000.
     Cash used in investing activities was $15,553,000 and reflects the investment in Alliance BMP of $12,320,000, the acquisition of property and equipment of $3,292,000, the acquisition of Rongheng of $1,661,000 and the investment in Shengda of $867,000. Offsetting these uses was cash received in the acquisitions of Sunstone and Rongheng of $2,587,000. Net cash provided by financing activities was $4,845,000, which consisted primarily of $2,002,000 net proceeds from the issuance of common stock, $968,000 from the exercise of warrants and options, decrease in restricted cash of $147,000 and net receipt of notes payable of $1,728,000.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt due May 1, 2009. The Senior Secured Debt bears interest of 10% per annum, payable semi-annually in arrears on May 1, 2008, November 1, 2008 and May 1, 2009. Although our December 31, 2008 balance of approximately $15.7 million in [unrestricted] cash and cash equivalents and $15.8 million in notes receivable is [sufficient to fund our current level of operations for the next 12 months], on January 20, 2009 we completed an exchange of $10,650,000 in principal amount of our 10.0% senior secured promissory note for $10,650,000 in principal amount of 12.5% secured convertible notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the Exchange, $12,350,000 in principal amount of 10.0% notes remain outstanding. The Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The Notes have a maturity date of July 1, 2011. On February 20, 2009, pursuant to a registered direct public offering of 559,062 units (the “Units”), each consisting of (i) two shares of the our common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant (“Warrant”) to purchase one share of Common Stock at an exercise price of $4.00 per share, which exercise price is subject to potential re-pricing. The Units were offered by us at a purchase price of $6.40 per Unit (the “Offering”). As a result of the Offering, we issued 1,118,124 shares of Common Stock and 559,062 Warrants. The net proceeds to the Company from the Offering were approximately $3,000,000.

Contractual obligations

	Payments due by period
		Less than			More than
($ amount in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long term debt, including interest	$24,150	24,150	—	—	—
Operating lease obligations	2,126	706	1,420	—	—

Total contractual obligations	$26,276	24,856	1,420	—	—

Debt obligations
     On November 1, 2007, we issued an aggregate of $23,000,000 principal amount of $10% Senior Secured Debt (the Debt) due May 1, 2009. The Debt will bear interest of 10% per annum, payable semi-annually in arrears on May 1 st and November 1 st , commencing May 1, 2008.
     On January 20, 2009, we completed an exchange of $10,650,000 in principal amount of our 10.0% senior secured promissory notes for $10,650,000 in principal amount of 12.5% secured convertible notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the Exchange, $12,350,000 in principal amount of 10.0% notes remain outstanding. Upon the execution of the Note Exchange Agreements on January 20, 2009, the 10.0% notes exchanged for the 12.5% notes were deemed cancelled. The 12.5% notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% notes prior to the Exchange will be paid to the Noteholders participating in the Exchange on April 1, 2009. A Noteholder may convert its 12.5% note into our common stock from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per share of our common stock for which the Company sells Common Shares in any offering. Notwithstanding anything to the contrary, if the conversion price would result, upon conversion of all of the 12.5% notes, in the issuance of common stock in an amount equal to or greater than 8,049,282 shares of common stock, the conversion price shall be increased to $1.33.
     On March 13, 2009, we completed an exchange of $1,000,000 in principal amount of our 10.0% senior secured promissory notes for $1,000,000 in principal amount of 12.5% March Exchange Secured Convertible Notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the exchange, $11,850,000 in principal amount of 10.0% notes remain outstanding. Upon the execution of the note exchange agreements, the 10.0% notes exchanged for the 12.5% notes were deemed cancelled. The 12.5% notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% notes prior to the exchange will be paid to the noteholders participating in the exchange on April 1, 2009. A noteholder may convert its 12.5% note into our common stock from time to time at a conversion price, equal to the lesser of (i) $3.00, (ii) 115% of the lowest price per common share for which the Company sells common shares in any offering, or (iii) 115% of the VWAP (as defined below) for the period from and including October 15, 2009 through and including December 15, 2009, provided that, notwithstanding anything to the contrary, the conversion price shall not be less than $2.00. "VWAP" means the volume weighted average price (the aggregate sales price of all trades of common shares during each trading day divided by the total number of common shares traded during such trading day) of the common shares during any trading day. The 12.5% notes cannot be converted into common shares in excess of 20% of the outstanding common shares of the Company other than in compliance with Nasdaq rules.

     On March 16, 2009, we completed a placement of $6,350,000 in principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 to qualified institutional and accredited investors. The offering raised gross proceeds of $6,350,000 million and net proceeds of $6,000,000. The terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.
     On March 16, 2009, we complete a registered direct public offering of $7,000,000 in principal amount of 12.5% Subordinate Convertible Notes due July 1, 2011. The offering raised gross proceeds of $7,000,000 million and net proceeds of $6,650,000. Other than for not having any security interest in the assets of the Company, the terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.
Operating lease obligations
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2010. The lease requires minimum monthly rental payments of $6,000.
     The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2012. The lease requires minimum monthly rental payments of $26,000. The Company leases additional sales office space throughout China with varying lease expiration dates. The leases require minimum monthly rental payments of $4,000.
     The Company leases it China executive office facility in Beijing under a lease agreement that expires November 2012. The lease requires minimum monthly rental payments of $8,000.
     The Company leases its Wanwei office in Beijing, China under a lease agreement that expires September 2012. The lease requires minimum monthly rental payments of $9,000.

     The Company leases its Rongheng office in Shanghai under a lease that expires August 2011. The lease requires minimum monthly rental payments of $11,000. The Company leases its Rongheng warehouse in Shanghai under a lease that expires March 2011. The lease requires minimum monthly rental payments of $5,000.
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
Revenue Recognition
     The Company recognizes sales and related cost of sales at Sunstone when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Written sales agreements and customer purchase orders are used as evidence of the terms of the arrangements. Products are considered delivered when the product is received by the customer at its or a designated location, which is the point when the customer takes ownership and assumes risk of loss. The Company’s sales agreements do not provide the customer the right of return, unless the products are defective in which case the Company allows for an exchange of products.
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

Inventory Reserve
     We review our inventory reserve based on our established criteria which reserves 50% of the inventory value if the remaining life is six months and 100% if expired. In addition, in certain cases, additional inventory reserve charges are recorded based upon facts that would not give rise to a reserve charge under the historical reserve criteria, or if in management’s opinion, additional amounts are considered necessary based upon current industry conditions.
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
Goodwill and Intangible
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
     In December 2004, the FASB issued SFAS No. 123R, Share-based payment that amends SFAS No. 123, to report stock-based employee compensation in their financial statements. On January 1, 2006, we adopted SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the years ended December 31, 2008 and 2007 was $2,438,000 and $1,734,000, respectively, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.
     During the year ended December 31, 2008, we issued options to employees and board members to purchase 774,000 shares of common stock, at exercise prices ranging from $7.07 to $8.69.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
($ amounts in thousands)	2008	2007	2008	2007

Net Revenues	$114,867	$31,003	100.0%	100.0%
Cost of Goods Sold	57,557	26,716	50.1%	86.2%

Gross Profit	57,310	4,287	49.9%	13.8%

	Year Ended December 31,		Year Ended December 31,
($ amounts in thousands)	2008	2007	2008	2007

Sales and Marketing Expenses	39,666	4,377	34.5%	14.1%
General and Administrative Expenses	13,898	10,760	12.1%	34.7%
Loss on Disposal of Asset	—	20	0.0%	0.1%

Total Operating Expenses	53,564	15,157	46.6%	48.9%

Income (Loss) From Operations	3,746	(10,870)	3.3%	-35.1%

Other Income (Expense):
Interest Income	70	620	0.1%	2.0%
Interest Expense	(6,301)	(1,047)	-5.5%	-3.4%
Debt Issuance Cost Amortization	(840)	(140)	-0.7%	-0.5%
Equity Method Investment Earnings (Loss)	675	(264)	0.6%	-0.9%
Other Income (Expense)	—	81	0.0%	0.3%

Total Other Income (Expense)	(6,396)	(750)	-5.6%	-2.4%

Loss Before Provision for Income Taxes	(2,650)	(11,620)	-2.3%	-37.5%
Provision for Income Taxes	792	15	0.7%	0.0%

Net Loss	$(3,442)	$(11,635)	-3.0%	-37.5%

Net Revenue:

	Year Ended December 31,
($ amounts in thousands)	2008	2007	$ Increase	% Increase

Branded OTC (1)	$65,715	$—	$65,715	N/A %
Distribution products (2)	43,717	27,911	15,806	56.7%
Licensed products	5,435	3,092	2,343	75.8%

	$114,867	$31,003	$83,864	271.0%

(1)	Revenue for Branded OTC segment is for the period February 18, 2008 through December 31, 2008.

(2)	Revenue for Distribution products segment includes Wanwei for 12 months ended December 31, 2008 and 2007 and Rongheng for the period July 5, 2008 through December 31, 2008.

     Branded OTC. Sunstone revenues were $65,715,000 for the period February 18, 2008 through December 31, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby brand accounted for 80.8% of Sunstone’s total product sales for the period February 18, 2008 through December 31, 2008. The top products were the treatment of Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets to increase immune system response. The Confort brand accounts for 12.5% of Sunstone’s total product sales for the year ended December 31, 2008 with Confort Pessaries as the leading product. These top five products accounted for approximately 89.7% of Sunstone’s revenue for the period.
     Pharmaceutical Distribution. Distribution revenue for the year ended December 31, 2008, excluding licensed products, was $43,717,000 as compared to $27,911,000 for the year ended December 31, 2007. Rongheng’s revenues of $10,022,000 were included for the period July 5, 2008 through December 31, 2008. Rongheng’s top five products were Selenious Yeast Tablets, Cefotiam Hydrocloride, Gemcitabine Hydrochloride, Iohexol and Almitrine and Raubasine compound which collectively accounted for 22.1% of Rongheng’s revenue for the period July 5 through December 31, 2008. Wanwei’s top five products excluding our licensed products, were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Xuebijing and Golden Dragon Capsule which collectively accounted for 35.1% of Wanwei’s revenue for the year ended December 31, 2008.
     Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, Galake for mild to moderate pain and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $5,435,000 for the year ended December 31, 2008 as compared to $3,092,000 for the year ended December 31, 2007, an increase of 75.8%. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake and Ferriprox during the third quarter of 2007 and third quarter 2008. As of December 31, 2008 there were 461and 546 hospitals selling Propess and Anpo respectively, versus 412 and 421, respectively, as of December 31, 2007. In addition, there were 195 hospitals selling Galake as of December 31, 2008.
Cost of Goods Sold:

	Year Ended December 31,
($ amounts in thousands)	2008	2007		$ Increase		% Increase
Branded OTC (1)
Revenues	$65,715	$	N/A	$	N/A	N/A
Cost of Goods Sold	14,953		N/A		N/A	N/A

Gross Profit	$50,761	$	N/A	$	N/A	N/A

Gross Margin %	77.2%		N/A

Distribution and Licensed Products (2)
Revenues	$49,152		$31,003		$18,149	58.5%
Cost of Goods Sold	42,603		26,716		15,887	59.5%

Gross Profit	$6,549		$4,287		$2,262	52.8%

Gross Margin %	13.3%		13.8%

Total
Revenues	$114,867		$31,003		$83,864	270.5%
Cost of Goods Sold	57,557		26,716		30,841	115.4%

Gross Profit	$57,310		$4,287		$53,023	1236.8%

Gross Margin %	49.9%		13.8%

(1)	Revenue and cost of goods sold for the Branded OTC segment is for the period February 18, 2008 through December 31, 2008.

(2)	Revenue and cost of goods sold for the Distribution and Licensed Products segment includes Wanwei for the 12 months ended December 31, 2008 and 2007 and Rongheng for the period July 5, 2008 through December 31, 2008.
     Cost of goods sold was approximately $57,557,000 for the year ended December 31, 2008 as compared with $26,716,000 for the year ended December 31, 2007. The gross profit for the year ended December 31, 2008 was 49.9% as compared to 13.8% for the year ended December 31, 2007. The gross profit for the year ended December 31, 2008 of Sunstone products was $50,761,000, which included $1,019,000 of amortization and fair value adjustments of inventory resulting from the Sunstone acquisition. The gross profit for the year ended December 31, 2008 was 77.2%, which included the purchase accounting adjustments. The combined gross profit for the year ended December 31, 2008 for distribution and licensed products was $6,549,000 as compared to $4,287,000 for the year ended December 31, 2007. The gross profit for distribution and licensed products was 13.3% for the year ended December 31, 2008 as compared to 13.8% for the year ended September 30, 2007. In 2009 and future years we expect the gross margin of the distribution and licensed products to increase as our licensed products revenues are expected to continue to expand at a more rapid pace than our distribution products.
Sales and Marketing Expenses:
     Sales and marketing expenses were $39,666,000 for the year ended December 31, 2008 as compared with $4,377,000 for the year ended December 31, 2007. The acquisitions of Sunstone and Rongheng in February 2008 and July 2008, respectively, accounted for $35,272,000 of the increase in sales and marketing for the year ended December 31, 2008. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $34,747,000 or 87.6% of sales and marketing expenses for the year ended December 31, 2008. The most significant sales and marketing expense increases for the year ended December 31, 2008 as compared to the year ended December 31, 2007 are as follows: television, newspaper and magazine advertising of $7,471,000; travel and entertainment of $6,479,000; marketing $5,984,000; salaries and related benefits of $5,204,000; sales office selling expenses $4,400,000; and amortization of intangibles of $2,996,000 which resulted from the acquisition of Sunstone. For 2009 and future years we expect the percentage of sales and marketing expenses to revenue will remain at a consistent percentage of revenues.
General and Administrative Expenses:
     General and administrative expenses were approximately $13,898,000 for the year ended December 31, 2008 as compared to $10,760,000 for the year ended December 31, 2007. General and administrative expenses as a percentage of net revenues decreased to 12.1% for the year ended December 31, 2008 as compared to 34.7% for the year ended December 31, 2007. The acquisition of Sunstone and Rongheng during 2008 accounted for $4,241,000 of the increase in general and administrative expenses. Salaries and related benefits increased $1,525,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase is the result of the Sunstone and Rongheng acquisitions for $1,626,000. Stock-based compensation increased $705,000 for year ended December 31, 2008 as compared to the year ended December 31, 2007. Office rent and supply expenses increased $741,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of BMP China, Beijing Representative Office and Wanwei moving into new offices during 2008 and the acquisitions of Sunstone and Rongheng. State and business taxes increased $604,000 for the year ended December 31, 2008 as compared to December 31, 2007, of which $392,000 of the increase was the result of the Sunstone and Rongheng acquisitions. Depreciation expenses increased $557,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007, of which $493,000 was the result of the Sunstone and Rongheng acquisitions. Offsetting the above increases in 2008 was a reversal of $525,000 which was an over accrual for social taxes from prior years. In addition, in 2007 we paid a $2,000,000 upfront milestone payment. We did not have any milestone payments in 2008. Our general and administrative expenses in 2009 and future years is expected to remain as a constant percentage of revenues or decline as our revenue growth is expected to exceed general and administrative expenses.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income of $70,000 during the year ended December 31, 2008 and $620,000 in 2007.

Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long term debt financing. We had interest expense of $6,301,000 during the year ended December 31, 2008 and $1,047,000 in 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants expire on November 1, 2012, unless sooner exercised. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. As of December 31, 2008, the unamortized debt discount amounted to approximately $1,022,000. Total amortization of the debt discount was $3,067,000 for the year ended 2008 as compared to $511,000 for the year ended December 31, 2007.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $280,000 as of December 31, 2008. Total amortization of debt issuance cost was $840,000 for the year ended December 31, 2008 as compared to $140,000 for the year ended December 31, 2007.
Equity Method Investment Income:
     For our 49% investment in Sunstone China that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Sunstone China generated net income of $2,104,000, or $1,031,000 for our 49% equity ownership. The total of amortization for the period was $356,000 which resulted in a equity method investment income of $675,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for period January 1 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	(356)

(356)

Total equity method investment income after amortization	$675

Income Taxes
     For the year ended December 31, 2008, we recognized $792,000 of income tax expense on loss before income taxes of $2,650,000. This compared to income tax expense for the year ended December 31, 2007 of $15,000 on loss before income taxes of $11,620,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15%. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced the income tax rate from 25% to 15%. On February 18, 2008 upon acquisition of 51% of Sunstone China, we recorded a deferred tax liability for non-deductible intangible amortization. The tax rate to set the deferred tax liability was at the then current rate of 25%. The favorable granting of high tech status in 2008 caused us to reduce the deferred tax liability expected to be expensed in 2009 and 2010 from 25% to 15%, resulting in a reduction in 2008 taxes of $670,000.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		Year Ended December 31,
($ amounts in thousands)	2007	2006	2007	2006

Net Revenues	$31,003	$24,258	100%	100%
Cost of Good Sold	26,716	22,312	86.2%	92.0%

Gross Profit	4,287	1,946	13.8%	8.0%

Sales and Marketing Expenses	4,377	2,687	14.1%	11.1%
General and Administrative Expenses	10,760	5,826	34.7%	24.0%
Loss on Disposal of Asset	20	364	0.1%	1.5%

Total Operating Expenses	15,157	8,877	48.9%	36.6%

Loss From Operations	(10,870)	(6,931)	-35.1%	-28.6%

Other Income (Expense):
Interest Income	620	157	2.0%	0.6%
Interest Expense	(1,047)	(56)	-3.4%	-0.2%
Debt Issuance Cost Amortization	(140)	—	-0.5%	0.0%
Equity Method Investment Loss	(264)	—	-0.9%	0.0%
Other Income (Expense)	81	34	0.3%	0.1%

Total Other Income (Expense)	(750)	135	-2.4%	0.6%

Loss Before Provision for Income Taxes	(11,620)	(6,796)	-37.5%	-28.0%
Provision for Income Taxes	15	—	0.0%	0.0%

Net Loss	$(11,635)	$(6,796)	-37.5%	-28.0%

Net Revenue:
     Net revenue was approximately $31,003,000 for the year ended December 31, 2007 as compared with approximately $24,258,000 for the year ended December 31, 2006. Revenue by product categories was as follows:

	Year Ended December 31,
	2007	2006	$ Increase	% Increase

Distribution products	$27,911	$23,417	$4,494	19.2%
Licensed products	2,973	772	2,201	285.1%
Registration income	119	69	50	72.5%

	$31,003	$24,258	$6,745	27.8%

Pharmaceutical Distribution: The principal component of net revenues is distribution revenues. Distribution revenue for the year ended December 31, 2007, excluding licensed products was $27,911,000 as compared to $23,417,000 for the year ended December 31, 2006. A significant portion of the increase was attributable to Wanwei increasing sales of five of its major products, Xingnaojing, Ferrous Tablet, Jinlong Capsule, Fenle Capsule and Shipurui, which accounted for $2,653,000 of the total increase.
Licensed Products: We provided sales and marketing and distribution services for Anpo, Galake and Propess with revenue of $2,973,000 for the year ended December 31, 2007 as compared to $772,000 for the year ended December 31, 2006. This increase was the result of continued sales and marketing efforts promoting Propess, our initiating sales of Anpo during the third quarter of 2006 and initiating sales of Galake during the third quarter of 2007. As of December 31, 2007 there were 412 hospitals selling Propess versus 274 as of December 31, 2006. As of December 31, 2007 there were 421 hospitals selling Anpo versus 128 as of December 31, 2006. The remaining revenue represents registration fees.
Cost of Goods Sold and Gross Margin:

	Year Ended December 31,
($ amounts in thousands)	2007	2006	$ Increase	% Increase
Distribution and Licensed Products
Revenues	$31,003	$24,258	$6,745	27.8%
Cost of Goods Sold	26,716	22,312	4,404	19.7%

Gross Profit	$4,287	$1,946	$2,341	120.3%

Gross Margin %	13.8%	8.0%

     Cost of goods sold was approximately $26,716,000 for the year ended December 31, 2007 as compared with $22,312,000 for the year ended December 31, 2006. The combined gross margin for distribution and licensed products was 13.8% for the year ended December 31, 2007 as compared to 8.0% for the year ended December 31, 2006. This increase in cost of goods sold is primarily attributable to Wanwei’s revenue growth during the year ended December 31, 2007. The gross margin increase for the year ended December 31, 2007 as compared to December 31, 2006 was due to increased Propess and Anpo sales which have a higher gross margin than those which we only provide distribution service. For the year ended December 31, 2007 licensed products accounted for 9.6% of total revenues as compared to 3.2% for the year ended December 31, 2006.
Sales and Marketing Expenses:
     Sales and marketing expenses were $4,377,000 for the year ended December 31, 2007 as compared with $2,687,000 for the year ended December 31, 2006. For the year ended December 31, 2007, sales and marketing expenses related to our licensed products was $2,839,000 as compared $1,387,000 for the year ended December 31, 2006. The remaining significant increases in sales and marketing expenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were increased consulting expenses of $219,000, salaries and related expenses of $129,000 offset by reduced meetings and seminars of $67,000 and travel of $29,000.

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
Salaries and related benefits increased $1,137,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily the result of hiring additional senior management during 2007 and 2006, salary increases and an expansion of our administrative and corporate staff in China. Stock-based compensation increased $562,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Other significant increases included a business taxes increase $94,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as the result of additional shares being issued for the Company’s equity financings and a corporate communications increase $87,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to an expanded communications program initiated in 2007.
Loss on Disposal of Asset:
     Loss on disposal of asset was $20,000 for the year ended December 31, 2007, a decrease of $344,000, as compared with $364,000 for the year ended December 31, 2006. The decrease is due to replacement of an Enterprise Resource Planning (ERP) system that took place in 2006 and during the year ended December 31, 2007 we only experienced nominal loss on disposals of assets.
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
Debt Issuance Cost Amortization:
     Our debt issuance cost amortization is the result of our long term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $1,120,000 as of December 31, 2007 and $140,000 of debt issuance costs had been amortized for the year ended December 31, 2007.

Equity Method Investment Loss:
     For our 49% investment in Sunstone China that was not fully consolidated but instead is included in our financial statements under the equity method of accounting, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.
     The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Sunstone China generated net income of $1,829,000, or $896,000 for our 49% equity ownership. The total of amortization for the period was $1,160,241 which resulted in a equity method investment loss of $264,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for the two months ending December 31, 2007	$896
Less adjustments of excess fair value:
Inventory sold	(991)
Depreciation expense on buildings	(2)
Amortization expense of intangible assets	(167)

(1,160)

Total equity method investment loss after amortization	$(264)

Income Taxes:
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies . As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes , the Company recognizes the financial statement benefits of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has a full valuation allowance against any related deferred tax assets.
Related Party Transactions
     For a description of our related party transactions see Part IV Exhibits and Financial Statement Schedules Note 14.
Recent Accounting Pronouncements
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,”(“ FAS 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 and FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.
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
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 for the period ended December 31, 2008 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.
The fair value of cash equivalents was $15.7 million and $22.8 million at December 31, 2008 and 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy. The fair value of notes receivable was $15.8 million as of December 31, 2008. These financial instruments are classified as Level 2 of the fair value hierarchy.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets”. FSP FAS

142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.
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
     In June 2008, the FASB issued EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.
     In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of this EITF is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.
     In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”. This EITF provides guidance for measuring liabilities with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This EITF is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of this EITF on its consolidated balance sheets and statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because of our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries, from RMB, the functional currency of China, into United States dollars, our functional currency of our parent entity. For additional information, see Item 1A. “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese could adversely affect our results of operations”.
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of December 31, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $959,000. This hypothetical reduction on transactional exposure is based on the difference between December 31, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of December 31, 2008, these hypothetical changes would reduce shareholders’ equity by approximately $14,132,000 or 9.6% of our December 31, 2008 shareholder equity of $147,632,000.
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
     As of the end of our 2008 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2008 is effective.
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
     Our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report set forth on page F-3 hereof.
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

     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2008:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Column (a))
Equity Compensation Plans Approved by Security Holders	3,157,801	$5.17	1,455,971

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,157,801	$5.17	1,455,971

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

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.11	Form of 10.0% Senior Secured Promissory Note due May 1, 2009 (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

Exhibit
Number	Description

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of our Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

10.16	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

10.17✓	Employment Agreement, dated as of January 1, 2008, between BMP Sunstone Corporation and Han Zhiqiang (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

10.18✓	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

10.19**	Agreement, dated as of November 22, 2007 by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Co., Limited (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

10.20	Beijing Med-Pharm Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K/A filed with the SEC on May 7, 2008, as amended)

10.21✓	Employment Agreement, dated as of March 31, 2008, by and between BMP Sunstone Corporation and Fred M. Powell (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on May 19, 2008, as amended)

10.22	Placement Agency Agreement, dated October 9, 2008, by and between Philadelphia Brokerage Corporation and BMP Sunstone COrporation (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

Exhibit
Number	Description

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

FINANCIAL STATEMENTS
BMP Sunstone Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
BMP Sunstone Corporation
We have audited the accompanying consolidated balance sheets of BMP Sunstone Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sunstone China Limited (formerly known as Hong Kong Fly International Health Care Limited and subsidiary), the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting for the period ended December 31, 2007. The Company’s equity in the net income of Sunstone China Limited and subsidiary was $896,000 for the two months ended December 31, 2007. The financial statements of Sunstone China Limited and its subsidiary were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunstone China Limited and subsidiary for the period ended December 31, 2007 is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMP Sunstone Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BMP Sunstone Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON
Hong Kong
March 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Hong Kong Fly International Health Care Limited:
We have audited the consolidated balance sheet of Hong Kong Fly International Health Care Limited and subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the two-month period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
We have audited BMP Sunstone Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, BMP Sunstone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 17, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON
Hong Kong
March 17, 2009

Consolidated Balance Sheets	BMP Sunstone Corporation and Subsidiaries
($ amounts in thousands)

	December 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$15,740	$22,837
Restricted Cash	1,150	1,297
Notes Receivable	15,797	—
Accounts Receivable, net of allowance for doubtful accounts of $127 and $44, respectively	30,897	11,707
Inventory, net of allowance for obsolescence of $0	10,184	2,897
Due From Related Parties	1,834	—
Other Receivables	2,168	1,379
VAT Receivable	921	828
Prepaid Expenses and Other Current Assets	6,247	2,444

Total Current Assets	84,938	43,389
Property and Equipment, net	22,840	745
Investment in Sunstone China Limited	—	33,126
Investment in Alliance BMP Limited	15,093	2,773
Investments at cost	146	137
Goodwill	69,866	—
Other assets	875	280
Land Use Rights, net of accumulated amortization	2,002	—
Intangible Assets, net of accumulated amortization	41,891	473

Total Assets	$237,651	$80,923

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable and Bank Borrowings, net of debt discount	$33,591	$117
Accounts Payable	27,482	8,784
Due to Related Party	4,361	—
Deferred Revenue	128	151
Accrued Expenses	14,601	3,952

Total Current Liabilities	80,163	13,004

Long-term debt, net of debt discount	—	18,910
Deferred Taxes	9,856	—

Total Liabilities	90,019	31,914

Stockholders’ Equity:
Common Stock, $.001 Par Value; 75,000,000 and 50,000,000 Shares Authorized; 40,246,410 and 31,240,913 Shares Issued and Outstanding at December 31, 2008 and 2007, respectively	40	31
Additional Paid in Capital	160,864	66,123
Common Stock Warrants	9,049	9,747
Accumulated Deficit	(31,042)	(27,600)
Accumulated Other Comprehensive Income	8,721	708

Total Stockholders’ Equity	147,632	49,009

Total Liabilities and Stockholders’ Equity	$237,651	$80,923

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	BMP Sunstone Corporation and Subsidiaries
($ amounts in thousands)

For the Years Ended December 31,	2008	2007	2006
Net Revenues
Third Parties	$108,246	$31,003	$24,258
Related Parties	6,621	—	—

Total Revenues	114,867	31,003	24,258
Cost of Sales	57,557	26,716	22,312

Gross Profit	57,310	4,287	1,946

Sales and Marketing Expenses	39,666	4,377	2,687
General and Administration Expenses	13,898	10,760	5,826
Loss on Disposal of Assets	—	20	364

Total Operating Expenses	53,564	15,157	8,877

Profit (Loss) From Operations	3,746	(10,870)	(6,931)

Other Income (Expense):
Interest Income	70	620	157
Interest Expense	(6,301)	(1,047)	(56)
Debt Issuance Cost Amortization	(840)	(140)	—
Equity Method Investment Income (Loss)	675	(264)	—
Other Income	—	81	34

Total Other (Expense) Income	(6,396)	(750)	135

Loss Before Provision For Income Taxes	(2,650)	(11,620)	(6,796)
Provision For Income Taxes	792	15	—

Net Loss	$(3,442)	$(11,635)	$(6,796)

Basic and Fully-Diluted Loss Per Share	$(0.09)	$(0.41)	$(0.30)

Basic and Fully-Diluted Weighted-average Shares Outstanding	38,617	28,120	22,864
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	BMP Sunstone Corporation and Subsidiaries
($ amounts in thousands)

						Accumulated
						Other
						Comprehensive
						loss
	Common Stock			Common		Foreign	Total
	Number	$.001 Par	Additional	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Paid-in Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2005	21,880,897	$22	$14,708	$1,813	$(9,169)	$25	$7,399
Common Stock Issuance in Connection with Private Placement	3,333,306	3	14,997	—	—	—	15,000
Costs Incurred in Connection with Stock Issuance	—	—	(911)	—	—	—	(911)
Stock-Based Compensation	—	—	1,171	—	—	—	1,171
Common Stock Warrants Issuance	—	—	(5,203)	5,203	—	—	—
Warrant Exercise	1,308,665	1	3,279	(645)	—	—	2,635
Net Loss	—	—	—	—	(6,796)	—	(6,796)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	62	62

Total Comprehensive Loss	—	—	—	—	—	—	(6,734)

Balance as of December 31, 2006	26,522,868	$26	$28,041	$6,371	$(15,965)	$87	$18,560
Common Stock Issuance in Connection with Private Placement	3,531,454	4	32,602	—	—	—	32,606
Cost in Connection with Stock Issuance	—	—	(2,004)	—	—	—	(2,004)
Stock-Based Compensation	—	—	1,734	—	—	—	1,734
Common Stock Warrants Issuance	—	—	(4,250)	8,980	—	—	4,730
Warrant Exercise	1,186,591	1	10,000	(5,604)	—	—	4,397
Net Loss	—	—	—	—	(11,635)	—	(11,635)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	621	621

Total Comprehensive Loss	—	—	—	—	—	—	(11,014)

Balance as of December 31, 2007	31,240,913	$31	$66,123	$9,747	$(27,600)	$708	$49,009
Common Stock Issuance in Connection with Acquisition of Sunstone	8,000,000	8	88,611	—	—	—	88,619
Common Stock Issuance in Connection with Private Placement	437,546	0	2,188	—	—	—	2,188
Costs incurred in Connection with Stock Issuance	—	—	(186)	—	—	—	(186)
Stock Based Compensation	—	—	2,438	—	—	—	2,438
Warrant and Option Exercise	567,951	1	1,690	(698)	—	—	993
Net Loss	—	—	—	—	(3,442)	—	(3,442)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	8,013	8,013

Total Comprehensive Income	—	—	—	—	—	—	4,571

Balance as of December 31, 2008	40,246,410	$40	$160,864	$9,049	$(31,042)	$8,721	$147,632

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	BMP Sunstone Corporation and Subsidiaries
($ in thousands)

For the Years Ended December 31	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(3,442)	$(11,635)	$(6,796)
Adjustments to Reconcile Net Loss to Net Cash (Used) In Operating Activities:
Bad Debt Expense	83	44	—
Depreciation and Amortization of Property and Equipment	1,842	111	87
Amortization of Intangible Assets	4,339	256	256
Amortization of debt discount and deferred debt issuance costs	3,907	651	—
Stock-Based Compensation	2,438	1,734	1,171
Equity Method Investment (Income) Loss	(675)	264	—
Loss on Disposal of Asset	2	20	372
Deferred Taxes	(1,380)	—	—
Decrease (Increase) in Accounts Receivable	535	(4,514)	(2,136)
Decrease in Notes Receivable	177	—	—
Increase in Inventory	(3,213)	(928)	(687)
Increase in Due from Related Parties	(3,277)	—	—
Increase in Other Receivables	(1,718)	(370)	(212)
Increase in Value Added Tax Receivable	(37)	(231)	(192)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(1,587)	(1,007)	120
Increase in Accounts Payable	6,857	2,720	346
(Decrease) Increase in Deferred Revenue	(33)	133	1
(Decrease) Increase in Accrued Expenses	(1,491)	2,084	114

Net Cash Provided by (Used) in Operating Activities	3,327	(10,668)	(7,556)

Cash Flows from Investing Activities:
Acquisition payment due to Wanwei Group	—	(214)	(450)
Cash paid for Acquisition Sunstone China	—	(33,107)	—
Note Receivable	—	(659)	—
Purchase of Property and Equipment	(3,292)	(563)	(232)

Cash Received in Acquisitions of Sunstone China and Rongheng	2,587	—	—
Acquisition of Rongheng	(1,661)	—	—
Investment in Shengda	(867)	—	—
Investment in Alliance BMP	(12,320)	(2,773)	—

Net Cash Used In Investing Activities	(15,553)	(37,316)	(682)

Cash Flows from Financing Activities:
Net Proceeds from Sale of Common Stock	2,002	30,603	14,089
Net Proceeds from Exercise of Warrants and Options	968	4,397	2,634
Net Proceeds from Issuance of Long Term Debt	—	17,139	—
Proceeds from Issuance of Warrants	—	4,731	—
Net Receipts (Payments) on Notes Payable	1,728	(676)	(115)
Decrease (Increase) in Restricted Cash, net	147	(1,032)	—

Net Cash Provided by Financing Activities	4,845	55,162	16,608
Effect of exchange rate changes on cash	284	328	55

Net (Decrease) Increase in Cash and Equivalents	(7,097)	7,506	8,425
Cash and Equivalents, Beginning	22,837	15,331	6,906

Cash and Equivalents, Ending	$15,740	$22,837	$15,331

For the Years Ended December 31	2008	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$3,135,000	$0	$50,000
Interest	$3,058,000	$131,000	$53,000
Non-Cash Investing and Financing Activities:
     During the year ended December 31, 2006, the Company completed a private placement and issued common stock warrants for the purchase of 3,333,306 shares of common stock, and in connection with services provided associated with a private placement completed December 2006, the Company issued common stock warrants for the purchase of 1,116,611 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $5,203,000.
     During the year ended December 31, 2006 the Company completed the valuation of certain accounts payable balances acquired in the Wanwei transaction. Pursuant to the valuation, the Company valued certain accounts payables balances at zero that were previously listed at $216,000. The $216,000 value adjustment was netted against goodwill resulting in zero goodwill as of December 31, 2006. In management’s judgment, the accounts payable balances valued at zero are no longer a legal liability for the company and under Chinese tax regulations the balances have passed the statute of limitation and are no longer considered a liability.
     During the year ended December 31, 2007, the Company completed a registered direct public offering and issued common stock warrants for the purchase of 694,111 shares of common stock, and in connection with services provided associated with the registered direct public offering completed August 2007, the Company issued common stock warrants for the purchase of 60,897 shares of common stock. These warrants have been valued using the Black-Scholes option pricing model at $4,379,000.
     During the year ended December 31, 2007, the Company, as a part of the issuance of debt, issued common stock purchase warrants to the purchasers of the Debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was valued at $4,601,000 using the Black-Scholes option pricing model, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The Company incurred $1,260,000 debt issuance costs which are being amortized to interest expense over the term of the underlying debt.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements	BMP Sunstone Corporation and Subsidiaries
1. Business
     BMP Sunstone Corporation, a Delaware corporation, is a specialty pharmaceutical company with over-the-counter (OTC) manufacturing, marketing and distribution based in China. Our corporate headquarters are in suburban Philadelphia and our Chinese operations are based in Beijing, Shanghai and Tangshan. Our services, which we offer through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, Shanghai Rongheng Pharmaceutical Company, or Rongheng and Sunstone (Tangshan) Pharmaceutical Co., Ltd, or Sunstone, to foreign and domestic pharmaceutical manufacturers in China, focus primarily on marketing and promotional services and distribution services.
2. Significant Accounting Policies:
     Principles of Consolidation: The consolidated financial statements of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and Subsidiary (collectively referred to as “the Company”) ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited) (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), and Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”). All significant inter-company balances and transactions have been eliminated in consolidation. For investments in which the Company owns less than 20% of the voting shares or does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.
     Cash and Equivalents and Restricted Cash: The Company maintains a cash management program, which provides for the investment of excess cash balances primarily in short-term money market instruments and investments, which, at times, may exceed federally insured limits. The Company considers such highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and 2007, approximately $15,351,000 and $1,421,000 respectively, of the Company’s cash and equivalents are maintained in foreign banking institutions within China.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. As part of the debt agreement the Company is required to hold 6 months interest in a designated escrow account totaling $1,150,000. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.
     Notes Receivable: The Company receives notes receivable for the settlement of trade receivables balances. Notes receivables are notes received from customers for the settlement of trade receivable balances. All notes receivable are issued by established banks in the People’s Republic of China, and these notes are irrevocable and transferrable, and have a maturity of six months or less. During the year ended December 31, 2008 the Company recorded $94,000 in interest expenses for notes which were discounted prior to maturity.
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
     Inventory: Inventory at Sunstone is stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Cost of work-in-progress and finished goods are comprised of direct materials, direct labor and related manufacturing overhead based on normal operating capacities. Inventory of distribution products is stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates actual cost on the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.
     Property and Equipment: Property and equipment are recorded at cost, and consist of office equipment, furniture and fixtures, vehicles and leasehold improvements. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets.
     Investment Valuation: The Company’s investment includes an investment in Alliance BMP Limited, an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us. The investment in Alliance BMP Limited was accounted for under the cost method of accounting in accordance with APB 18. Our total investment in Alliance BMP Limited as an investment at cost was $15.1 million. Alliance BMP Limited completed a 50% acquisition in Guangzhou Pharmaceuticals Corporation in January 2008. The remaining 50 percent ownership of Guangzhou Pharmaceutical Company Limited is retained by a Hong Kong and Shanghai Exchange-listed company.
          The aggregate carrying amount of the Company’s cost method investment in Alliance BMP Limited was $15.1 million and $2.8 million as of December 31, 2008 and 2007, respectively. The Company evaluated the Alliance BMP Limited investment for impairment as of December 31, 2008. The Company did not estimate the fair value of this investment as of December 31, 2008, since it concluded that no impairment indicating events or changes in circumstances had occurred during the reporting period which would have had a significant adverse effect on the fair value of the investment. Further, given the determination that impairment indicators were not present to necessitate a fair value estimation as of December 31, 2008, the Company was exempted from financial instrument fair value disclosure requirement considerations within SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”).
     For our 49% investment in Sunstone China that was not fully consolidated is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings. On February 18, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock. For more information on our 51% acquisition of Sunstone China, see Note 3.
     Land Use Rights: Land use rights represent the exclusive right to occupy and use a piece of land in the PRC during the contractual term of the land use right. Land use rights are carried at cost and charged to expense on a straight line basis over the respective periods of the rights.
     Goodwill and Intangible Assets: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs tests of goodwill to determine if impairment has occurred. Intangible assets are primarily an allocation of a portion of the purchase price in connection with the Sunstone China, Wanwei and Rongheng acquisitions to the following identifiable intangible assets: Favorable Contracts, Customer Relationships and Trademarks. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

     Debt Issuance Costs: The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $280,000 and $1,120,000 as of December 31, 2008 and 2007. A total of $840,000 and $140,000 of debt issuance costs had been amortized for the years ended December 31, 2008 and 2007.
     Revenue Recognition: The Company recognizes sales and related cost of sales at Sunstone when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Written sales agreements and customer purchase orders are used as evidence of the terms of the arrangements. Products are considered delivered when the product is received by the customer at its or a designated location, which is the point when the customer takes ownership and assumes risk of loss. The Company’s sales agreements do not provide the customer the right of return, unless the products are defective in which case the Company allows for an exchange of products.
     Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished product. The VAT amounts paid and available for offset are maintained in current liabilities.
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
     During the years ended December 31, 2008, 2007 and 2006, shipping and handling expenses incurred by the Company amounted to approximately $1,668,000, $265,000, and $250,000 respectively are expensed as cost of sales in the period when the sale occurs.
     The Company provides comprehensive marketing and promotion services to manufacturers under exclusive agreements for specified pharmaceuticals, which are distributed through distribution agreements between the manufacturers and the distribution provider. The Company has also entered into separate cooperation agreements with the distributor. The Company recognizes revenue, net of returns, on products delivered by the distribution provider at the time of delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, collectibility is probable and the price is fixed. Under the terms of the agreements, revenues are generally receivable within 90 days of delivery. We estimate the reserve for product returns at the time revenue is recognized based on various market data, historical trends, and information from customers.
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
     Foreign Currency Translation: The accounts of the Company’s foreign subsidiary are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). The Company has determined that the functional currency of its subsidiary should be their local currency, the Chinese RenMinBi (RMB). The translations of the functional currency financial statements of its subsidiary into United States reporting currency are performed for assets and liabilities denominated in foreign currencies using the closing exchange rates in effect at the balance sheet dates. Income statement amounts are translated using the average exchange rate during the year. Gains and losses resulting from foreign currency exchange rates changes from the prior year are reported separately as accumulated other comprehensive income foreign currency translation in stockholders’ equity.
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
     The amount of unrecognized tax benefits as of December 31, 2008 was $834,000, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months.
     The change in unrecognized tax benefits for the 12 months ended December 31, 2008 is as follows:

Balance at January 1, 2008	$466,000
Increase for tax positions related to the current year	368,000

Balance at December 31, 2008	$834,000

     The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation in accordance with FIN 48 was performed for tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions. The Company is not currently under examination by U.S. Federal and state tax authorities.
     The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of December 31, 2008.
     Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, accrued liabilities and debt are reflected in the financial statements at carrying amounts which approximate fair value.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. Common stock equivalents have been excluded from the diluted per share calculations as of December 31, 2008, 2007 and 2006, as the Company has incurred a net loss during each the years then ended, and their inclusion would have been anti-dilutive.
     Advertising Costs: The Company expenses advertising costs as incurred. For the years ended December 31, 2008, 2007 and 2006 the Company incurred $7,473,000, $5,000 and $38,000 in advertising expenses, respectively.

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
     Stock-Based Compensation: The Company has a stock-based employee compensation plan, the 2007 Omnibus Equity Compensation Plan (which merged with the 2004 Stock Incentive Plan as of April 26, 2007) (the “Plan”), which provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other equity-based awards (See Note 17). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Prior to January 1, 2006 the Company accounted for stock based compensation under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).
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
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 for the period ended December 31, 2008 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.
     The fair value of cash equivalents was $15.7 million and $22.8 million at December 31, 2008 and 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy. The fair value of notes receivable was $15.8 million as of December 31, 2008. These financial instruments are classified as Level 2 of the fair value hierarchy.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.
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
     In June 2008, the FASB issued EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.
     In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of this EITF is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting this EITF will have on its consolidated financial statements.
     In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement”. This EITF provides guidance for measuring liabilities with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This EITF is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of this EITF on its consolidated balance sheets and statements of operations.

     Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current presentation.
3. Acquisitions:
     On October 31, 2007, the Company acquired 49% of the issued share capital of Sunstone China Limited (“Sunstone China”), a Hong Kong corporation, which holds 100% of the equity interests of Sunstone (Tangshan) Pharmaceutical Co., Ltd. (“Sunstone”), for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a privately held manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting.
     The following table summarizes the allocation of the purchase price for the proportionate share of Sunstone China’s net assets acquired at fair value:

($ amount in thousands)
Purchase Price	$33,107

Less: Fair value of identifiable assets acquired:
Cash	1,986
Accounts receivable	5,285
Accounts receivable from related parties	610
Bills receivable	6,042
Inventory	2,298
Prepaid expenses and other assets	569
Restricted cash	65
Due from related parties	263
Deferred income taxes	64
Buildings	2,740
Land use rights	967
Fixed assets other than buildings	6,465

27,354
Plus: Fair value of liabilities assumed:
Borrowings	5,795
Accounts Payable	1,133
Accrued liabilities and other payables	5,262
Income tax payable	1,140
Due to related parties	1,738

15,068

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$20,821

     The following table summarizes the reconciliation between the carrying value of the investment and the underlying 49% net assets of Sunstone China:

($ amount in thousands)
Net book value at December 31, 2007	$11,694
Adjustments for fair value over book value:
Buildings	144
Identifiable intangible assets:
Customer relationships	8,100
Trademarks	6,493
Favorable contracts	2,442
Land use rights	627
Goodwill	3,626

Investment in Sunstone China at December 31, 2007	$33,126

(i)	The fluctuation in the RMB to the US dollar has caused differences between purchase price allocation and carrying amounts in the table below.
($ amount in thousands)

		December 31, 2008
	Weighted Average	Gross Carrying	Accumulated	Net Book
Intangible assets	Amortization period	Amount	Amortization	Value
Customer relationships	10 Years	$9,794	$1,976	$7,818
Favorable contracts	17.6 Years	3,146	209	2,937
Trademarks	Indefinite	9,293	—	9,293

Total intangible assets		$22,233	$2,185	$20,048

          Goodwill and the intangible assets are not deductible for tax purposes. The intangible assets, except for indefinite-life trademarks and goodwill, are being amortized over estimated useful lives as described above from the date of acquisition and was recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment loss for the period November 1, 2007 through December 31, 2007. Prior to purchase accounting adjustments Sunstone China generated net income of $1,829,000, or $896,000 for our 49% equity ownership. The total of amortization for the period was $1,160,000 which resulted in a equity method investment loss of $264,000.

($ amount in thousands)
Equity in earnings of Sunstone China for the two months ending December 31, 2007	$896
Less adjustments of excess fair value:
Inventory sold	(991)
Depreciation expense on buildings	(2)
Amortization expense of intangible assets, including land use rights	(167)

(1,160)

Total equity method investment loss after amortization	$(264)

          The following table provides a reconciliation of our equity method investment income for the period January 1, 2008 through February 17, 2008. Prior to purchase accounting adjustments, Sunstone China generated net income of $2,104,000, or $1,031,000 for our 49% equity ownership. The total of amortization for the period was $356,000 which resulted in a equity method investment income of $675,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for period January 1 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	(356)

(356)

Total equity method investment income after amortization	$675

          On February 18, 2008, the Company acquired the remaining 51% of Sunstone China for eight million shares of BMP’s common stock, valued at approximately $94.7 million (based upon the average quoted prices of our stock for two days prior to the agreement, the day of the agreement and two days subsequent to the agreement).
          In connection with our acquisition of Sunstone, 1.6 million of the issued shares represent consideration that is contingent upon certain events. Under the agreement, 800,000 shares are contingent upon certain conditions precedent relating to the veracity and propriety of the facts and circumstances surrounding the acquisition for a three year period from the date of the completion of the agreement for the 51% ownership in Sunstone China. The remaining 800,000 shares, including any declared dividends and bonuses, are contingent upon Sunstone China’s achievement of certain performance targets, and are issuable in 400,000 share increments during a two year measurement period. Such performance targets are predicated upon net profit from Sunstone China in the amount of not less than $11.5 million in 2007 and $13.5 million in 2008. For the years ended December 31, 2008 and 2007, the performance targets were met.
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
          The following table summarizes the allocation of the 51% purchase price for the proportionate share of Sunstone China’s net assets acquired at fair value at the date of acquisition:

($ amounts in thousands)
Purchase Price
Value of shares to acquire 51% of Sunstone China (i)	$88,619
Direct acquisition costs	570

$89,189

Less: Fair Value of identifiable assets acquired:
Cash	1,075
Accounts receivable	6,872
Bills Receivable	7,768
Inventory	2,003
Prepaid expenses and other assets	932
Due from related parties	1,016
Deferred income taxes	165
Land use rights	1,045
Fixed assets	9,913

30,789
Plus: Fair value of liabilities assumed:
Borrowings	4,725
Accounts payable	2,444
Accrued liabilities and other payables	6,757
Due to related parties	2,275
Deferred tax liability (ii)	11,009

27,210

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$85,610

     The excess cost over the fair value of the net assets acquired has been allocated to the following identifiable assets as of the date of the acquisition with the remaining amount of $63,547,000 carried as goodwill.

(i)	Under the terms of the Sale and Purchase Agreement dated September 28, 2007, 400,000 shares of the 8,000,000 to the Sellers remain contingent on specified events or transactions in the future and are not included in the above purchase price valuation until earned.

(ii)	Deferred tax liability of $11,009,000 was recorded at February 18, 2008 representing 25% tax rate on intangible assets acquired as part of the acquisition of Sunstone.

		December 31, 2008
($ amount in thousands)
	Weighted Average	Gross Carrying	Accumulated	Net Book
Intangible assets	Amortization Period	Amount	Amortization	Value
Customer Relationships	10 Years	$10,194	$1,543	$8,651
Favorable contracts	17.3 Years	3,274	166	3,108
Trademarks	Indefinite	9,673	—	9,673

		$23,141	$1,709	$21,432

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
     We have allocated our investment basis to our pro rata share of Rongheng’s assets and liabilities as of the acquisition date based on the estimated fair values of such assets and liabilities on such date, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. For financial reporting purposes, we have accounted for Rongheng as a consolidated subsidiary from July 5, 2008 through December 31, 2008.

     The following table summarizes the allocation of the July 4, 2008 acquisition of the 63.3% purchase price for the proportionate share of Rongheng’s net assets acquired at fair value at the date of acquisition:

($ amount in thousands)
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
Acquisition of Guangzhou Pharmaceuticals Corporation
     On January 28, 2008, Alliance BMP Limited (“Alliance BMP”), an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. The investment was accounted for under the cost method of accounting in accordance with APB 18. Our total investment in Alliance BMP is $15.1 million. The remaining 50 percent ownership of Guangzhou Pharmaceuticals Corporation is retained by a Hong Kong and Shanghai Exchange-listed company.
Acquisition of Zhangjiakou Shengda Pharmaceutical Co., LTD
     On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd. (“Shengda”) for RMB 20.0 million (or $2,922,000 as of December 19, 2008) in cash. On February 16, 2009 we received the business license of Shengda. The Company has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.
     The purchase price is payable in installments:
•	RMB 6 million (or $877,000 as of December 19, 2008) is payable within 15 business days following the signing of the Equity Transfer Agreement and

•	RMB 14 million (or $2,045,000 as of December 19, 2008) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.
     Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years.

Following the transactions contemplated by the Equity Transfer Agreement, the Company will be one of three shareholders of Shengda.
     The following unaudited pro forma results of operations for the year ended December 31, 2008 give effect to the Sunstone and Rongheng acquisitions as if such acquisitions has been completed as of January 1, 2008:

Year Ended
December 31, 2008
($ amount in thousands except per share)	(unaudited)
Proforma revenues	$133,383
Proforma net income	$(3,098)
Earnings per share-basic and fully diluted proforma	$(0.08)
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
4. Inventories
Inventories by category consist of the following:

	December 31,
($ amount in thousands)	2008	2007
Raw materials	$3,028	$—
Work in process	314	—
Finished goods	6,842	2,897

Total inventories, net	$10,184	$2,897

5. Property and Equipment:
     Property and equipment as of December 31, 2008 and 2007 consist of the following:

($ amounts in thousands)	Useful Lives	2008	2007
Buildings	20 Years	$16,440	$—
Machinery and equipment	5-10 Years	9,504	—
Furniture, fixtures and office equipment	2-10 Years	1,432	444
Motor Vehicles	5-10 Years	1,443	137
Construction in Progress		1,395	—
Leasehold Improvements	2-5 Years	579	482

		30,793	1,063
Less: Accumulated Depreciation		7,953	318

		$22,840	$745

     During the years ended December 31, 2008, 2007and 2006, depreciation and amortization expense was $1,842,000, $111,000 and $87,000 respectively.
6. Land Use Rights:
     Land use rights as of December 31, 2008 consist of the following:

($ amounts in thousands)	2008
Land Use Rights	2,069
Less: Accumulated amortization	67

$2,002

          All lands in the PRC are state-owned and no individual land ownership rights exist. The Company has obtained land use rights certificates for the land on which its facilities are located in Tangshan, Hebei Province.

7. Goodwill and Intangible Assets:
Goodwill and intangibles assets as of December 31, 2008 consists of the following:

	Weighted Average
($ amounts in thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Favorable contracts		$6,420	$375	$6,045
Customer relationships	8 Years	20,572	$3,692	$16,880
Trademarks	Indefinite	18,966	$—	$18,966

		$45,958	$4,067	$41,891

Goodwill		$69,865	$—	$69,865
During the years ended December 31, 2008, 2007 and 2006, amortization was $4,339,000, $256,000 and $256,000, respectively. Amortization expense of intangible assets is estimated to be approximately $3,444,000, $3,044,000, $2,723,000, $2,427,000 and $2,159,000 for 2009, 2010, 2011, 2012 and 2013.
8. Notes payable and bank borrowings
Notes payable as of December 31, 2008 and 2007 consists of the following:

($ amounts in thousands)	2008	2007
Short-term bank borrowings secured by assets	$9,133	$—
Short-term bank borrowings secured by assets of related parties	2,480	—
Current portion of long term debt, net of debt discount ( See Note 9)	21,978	117

Total Notes Payable	$33,591	$117

     Short-term bank borrowings secured by assets represents borrowings that are secured by the Company’s land use rights and property with gross value of $14,407,000 and net book value of $12,031,000 as of December 31, 2008
     Short-term bank borrowings secured by assets of related parties represent borrowings secured by property of Han.
          The weighted average interest rate on short-term borrowings outstanding as of December 31, 2008 was 7.2%.
9. Accrued Expenses
     Accrued other liabilities as of December 31, 2008 and 2007, consists of the following:

($ amounts in thousands)	2008	2007
Accrued taxes and related expenses	$7,112	$249
Accrued salaries and related expenses	1,152	1,102
Accrued advertising expense	1,093	—
Accrued travel and entertainment expenses	881	71
Accrued sales office expenses	823	122
Accrued social welfare and related expenses	1,409	272
Accrued professional fees	418	657
Accrued interest expense	383	383
Accrued other	1,330	1,096

Total Accrued expenses	$14,601	$3,952

10. Long-term debt
     The carrying value of long-term obligations was as follows:

	Year Ended December 31,
($ amount in thousands)	2008	2007
Long term debt	$—	$23,000
Less: Debt discount	—	4,090

Carrying value of long term debt	$—	$18,910

Note Payable, net of debt discount	23,000	117
Less: Debt discount	1,022	—

Current portion of long term debt, net of debt discount (See note 6)	$21,978	$117

     Future payments under notes payable agreement are as follows as of December 31, 2008:
($ amount in thousands)

Principal
Year Ending December 31,	amount due
2009	$23,000

     In December 2005, the Company entered into a financing agreement for the purchase of ERP software, first year support and implementation with a financing company. The note was for $353,000 with an interest rate of 7.55% per annum and quarterly payments over 3 years. As collateral the Company set up a collateral account with a bank for $265,000 to be reduced on an annual basis as the note is repaid. The Company repaid the note in October 2008.
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009.
     The Debt bears interest of 10% per annum, payable semi-annually in arrears on May 1st and November 1st, commencing May 1, 2008. Accrued interest, related to the Debt, which is included in accrued expenses, amounted to $383,000, as of December 31, 2008. As part of the debt agreement the Company is required to hold 6 months interest in a designated escrow account totaling $1,150,000.
     The Company’s obligations under the Debt are secured by a security interest in the 51% interest in Sunstone.
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
     The Company assumed a risk-free interest rate of 4.10%, no dividends, expected volatility ranging from 43.24% — 75.90% and the contractual life of the warrants ranging from approximately 1.5 to 5 years. As of December 31, 2008, the unamortized debt discount amounted to approximately $1,022,000. Total amortization of the debt discount recorded as interest expense was $3,067,000 and $511,000 for the years ended December 31, 2008 and 2007. The effective interest rate on the debt is approximately 28.7%.
     In connection with the sale of the Debt and warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Debt and warrants under which the Company was required, on or before February 28, 2008, to file a registration statement with the Securities and Exchange Commission (SEC) covering the sale of Debt and warrants and to use the Company’s best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by 90 days of filing such registration. The Company filed the registration statement on February 14, 2008 and it was declared effective May 9, 2008.
     On January 20, 2009, the Company completed an exchange of $10,650,000 in principal amount of our 10.0% senior secured promissory notes for $10,650,000 in principal amount of 12.5% secured convertible notes pursuant to note exchange agreements by and between the Company and certain holders of the 10.0% Notes. Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remain outstanding. Upon the execution of the Note Exchange Agreements on January 20, 2009, the 10.0% Notes exchanged for the 12.5% Notes were deemed cancelled. Based upon EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, from the Company’s perspective as debtor, an exchange of debt instruments between debtor and creditor in a non-troubled debt situation was accomplished, since the debt instruments met the criteria of being substantially different from one another. As a result, the calculation of the cash flows related to the new debt instrument (12.5% Notes) at the effective interest rate of the original debt instrument (10.0% Notes) was not used to determine the initial amount recorded for the new debt instrument (12.5% Notes), or to determine the debt extinguishment loss to be recognized. The new debt instrument (12.5% Notes) was initially recorded at fair value, as per SFAS 157, and that amount was used to determine the debt extinguishment loss to be recognized, and the effective interest rate of the new instrument (12.5% notes).
     The new Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% Notes prior to the Exchange will be paid to the Noteholders participating in the Exchange on April 1, 2009. A Noteholder may convert its 12.5% Note into fully paid and nonassessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per Common Share for which the Company sells Common Shares in any offering. Notwithstanding the foregoing, if the conversion price would result, upon conversion by all of the 12.5% Notes on the date such conversion price is established, in the issuance of Common Shares in amount equal to or greater than 20.00% of the outstanding Common Shares, the conversion price shall be increased to such amount (subject to rounding) as would result in the issuance, upon conversion by all of the 12.5% Notes, of Common Shares in an aggregate amount equal to 19.99% of the outstanding Common Shares. Based upon analysis of the aforementioned terms in relation to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, on the January 20, 2009 commitment date, the Company measured the contingent beneficial conversion feature, but did not record it, since the contingency was unresolved, and the market price was ‘out of the money’ in relation to the conversion price.
11. Income Taxes:
     The provision for income taxes during the years ended December 31, 2008, 2007 and 2006 consists of the following:

($ amounts in thousands)	2008	2007	2006
Domestic:
Current	$—	$—	$—
Deferred	(3,785)	(2,920)	(1,457)

	(3,785)	(2,920)	(1,457)

Foreign:
Current	2,176	15	—
Deferred	(1,569)	(97)	(616)

	607	(82)	(616)

Total Domestic & Foreign	(3,178)	(3,002)	(2,073)
Change in Valuation Allowance	3,970	3,017	2,073

	$792	$15	$—

     As discussed in Note 2, the Company reports under SFAS No. 109. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     The United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
($ amounts in thousands)	2008	2007	2006
United States	$(10,778)	$(8,291)	$(3,810)
Foreign	7,336	(3,268)	(2,986)

	$(3,442)	$(11,559)	$(6,796)

     The temporary differences that give rise to a significant portion of the deferred income tax asset as of the year ended December 31, 2008 and 2007 are as follows:

($ amounts in thousands)	2008	2007
Net Operating Loss Carryforwards	$11,261	$6,746
Stock Based Compensation	1,124	713
Other Receivables & Accrued Expenses	(546)	410
Less: Valuation Allowance	(11,839)	(7,869)

Net Deferred Tax Asset	$—	$—

     For the years ended December 31, 2008 and 2007, a valuation allowance for deferred tax assets of $11,839,000 and $7,869,000, respectively, has been established to reduce the deferred tax assets to amounts estimated by management to be realizable.
     The reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

($ amounts in thousands)	2008	2007	2006
Federal Statutory Income Tax Rate	34.00%	34.00%	34.00%
State Statutory Income Tax Rate	22.31%	5.11%	4.00%
Permanent Items & Other	78.20%	(13.13%)	(5.00%)
Foreign Income Tax Rate	33.00%	33.00%	33.00%
Foreign Net Operating Losses Not Carried Forward	(33.00%)	(33.00%)	(33.00%)
Less: Change in Valuation Allowance	(165.90%)	(26.11%)	(34.00%)

Effective Tax Rate	(31.39%)	(0.13%)	(1.00%)

     For the year ended December 31, 2008, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $23,508,000, which are available to offset future federal and state taxable income, if any.
     The domestic federal and state operating losses expire as follows:
($ amounts in thousands)

	Federal	State
	Operating	Operating
Year of Expiration	Losses	Losses
2024	$1,398	$1,398
2025	3,413	3,413
2026	2,639	2,639
2027	6,665	6,665
2028	9,393	9,393

	$23,508	$23,508

     The Company’s income tax provision and related reserves are based on management’s current estimates and such estimates may require adjustments in the future based on management’s evaluation of conditions and circumstances in effect at that time. The Company has net operating loss carryforwards of $9,664,000 for China which are available to offset taxable income if any. China provides net operating loss carryforwards for five years.
12. Common Stock:
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
     The fair value of these warrants, issued in December 2006 in the amount of $5,203,000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2006: risk-free interest rate was 4.57%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 120%, and a weighted average contractual life of the warrants of 5 years for each period.
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
     The fair value of these warrants, totaled $4,379,000 and was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007: risk-free interest rate was 4.57%, an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 81%, and a weighted average contractual life of the warrants of 5 years.
     On October 14, 2008, pursuant to a registered direct public offering, the Company issued 433,000 shares of the Company’s Common Stock at $5.00 per share. Gross proceeds from the offering amounted to approximately $2.2 million less associated costs of approximately $186,000. In October 2008, the Company also issued 4,546 shares of the Company’s Common Stock as compensation for placement agent services provided in connection with this registered direct offering.
13. Lease Commitments:
     The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2010. The lease requires minimum monthly rental payments of $6,000.
     The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2012. The lease requires minimum monthly rental payments of $26,000. The Company leases additional sales office space throughout China with varying lease expiration dates. The leases require minimum monthly rental payments of $4,000.
     The Company leases it China executive office facility in Beijing under a lease agreement that expires November 2012. The lease requires minimum monthly rental payments of $8,000.
     The Company leases its Wanwei office in Beijing, China under a lease agreement that expires September 2012. The lease requires minimum monthly rental payments of $9,000.

     The Company leases its Rongheng office in Shanghai under a lease that expires August 2011. The lease requires minimum monthly rental payments of $11,000.The Company leases its Rongheng warehouse in Shanghai under a lease that expires March 2011. The lease requires minimum monthly rental payments of $5,000.
     During the years ended December 31, 2008, 2007 and 2006, rent expense incurred by the Company amounted to approximately $1,137,000, $360,000 and $308,000 respectively.
Future minimum lease payments due under the lease agreement as of December 31, 2008 are as follows:
($ amounts in thousands)

Minimum
Year Ending December 31,	Payment Due
2009	$706
2010	583
2011	496
2012	342

Total	$2,127

14. Related Party Transactions:
     On November 1, 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. Certain shareholders of the Company that qualified as 5% or more shareholders participated in the debt issuance.
     During the period February 18, 2008 through December 31, 2008, the Company sold $6,621,000 in pharmaceutical products to related party entities of the Company’s President and Director, Zhiqiang Han (Han). During the period February 18, 2008 through December 31, 2008 the Company leased offie space in Beijing from an entity controlled by Zhijun Tong (Tong) Company Director for a total of $91,000. At December 31, 2008, the Company had balances due from and due to Han and Tong, directors of the Company.
     The balances due from and due to Han and Tong are summarized as follows:

Balance at
December 31, 2008
($ amounts in thousands)	($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$1,834

$1,834

Amounts due to related parties:
Due to Han and entities controlled by Han	$2,274
Due to Tong and entities controlled by Tong	344

$2,618

     On June 25, 2007, Shanghai Rongheng Pharmaceutical Company Limited, or Rongheng entered into a $659,000 loan with an annualized rate of 5.67% with Wanwei. This note was entered into prior to the company acquiring 63.3% of Rongheng. The note was for 6 months with an original maturity date of December 25, 2007 which had been extended an additional 6 months to June 25, 2008. The note is currently extended on a month to month basis. The proceeds of the loan are being used by Rongheng as working capital.
     On April 27, 2008 the Company entered into a $2,480,000 loan with an annualized rate of 9.712%. The loan is collateralized with the personal residence of Han. The note matures April 6, 2009.
     On July 5, 2008, the Company acquired 63.3% of Rongheng. Based upon the Share Transfer and Capital Increase Agreement related to Rongheng, the Company agreed to a guarantee arrangement for the outstanding debt due to Rongheng International Trade Co. Ltd of Orient International Holding Co. (RHIT”) and Shanghai CAS Shenglongda Biotech Group Co, Ltd (“Shenglongda”). The amounts due to RHIT and Shenglongda are summarized as follows:

Balance at
December 31, 2008
($ amounts in thousands)	($ in thousands)
Amounts due to related parties:
Due to RHIT	$1,357
Due to Shenglongda	386

$1,743

15. Restrictions on Dividends:
     The Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders is dependent on the earnings and the distribution of funds from its subsidiaries. If BMP China, Rongheng,Wanwei, Sunstone or future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to the Company, which in turn would limit the Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders. Further, the Company’s corporate structure may restrict the distribution of dividends to its shareholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.
16. Segment Information:
     The Company had three reportable segments for the year ended December 31, 2008: (i) the branded OTC reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China. For the years ended December 31, 2007 and 2006 the Company had two reportable segments: (i) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (ii) the Licensed Products reportable segment which includes the operations of BMP China.
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

     The following tables present reportable segment information for the periods indicated:
($ amounts in thousands)

	Revenue
Year ended December 31,	2008	2007	2006
Branded OTC	$65,715	$—	$—
Pharmaceutical distribution	49,078	30,884	24,189
Sales and marketing	1,734	1,019	748
Elimination	(1,660)	(900)	(679)

Total Revenues	$114,867	$31,003	$24,258

	Operating Income
Year ended December 31,	2008	2007	2006
Branded OTC	$11,912	$—	$—
Pharmaceutical distribution	(246)	44	(294)
Sales and marketing	(1,904)	(3,535)	(1,800)
Corporate	(5,748)	(7,825)	(4,331)
Eliminations	(268)	446	(506)

Total Operating Profit (Loss)	$3,746	$(10,870)	$(6,931)

	Assets
Year ended December 31,	2008	2007	2006
Branded OTC	$191,968	$—	$—
Pharmaceutical distribution	29,540	19,585	11,944
Sales and marketing	1,077	3,012	1,687
Corporate	165,469	78,261	24,832
Eliminations	(150,403)	(19,935)	(10,946)

Total Assets	$237,651	$80,923	$27,517

	Depreciation
Year ended December 31,	2008	2007	2006
Branded OTC	$1,580	$—	$—
Pharmaceutical distribution	168	73	53
Sales and marketing	54	21	31
Corporate	40	17	3

Total Depreciation	$1,842	$111	$87

	Capital Expenditures
Year ended December 31,	2008	2007	2006
Branded OTC	$2,934	$—	$—
Pharmaceutical distribution	338	434	46
Sales and marketing	20	106	18
Corporate	—	23	168

Total Capital Expenditures	$3,292	$563	$232

	Goodwill and Intangibles
Year ended December 31,	2008	2007	2006
Branded OTC	$108,977	$—	$—
Pharmaceutical distribution	2,780	473	729

Total Goodwill and Intangibles	$111,757	$473	$729

17. Stock-Based Compensation
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through December 31, 2008 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 26, 2012.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2008	2007	2006
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	2.36-3.22%	4.52-5.23%	4.32-5.19%
Expected Volatility	55.00%	78.00 - 80.00%	93.56 - 120.48%
Expected Dividend yield	0.00%	0.00%	0.00%
     The expected volatility in our stock for the year ended December 31, 2008 and 2007 has decreased from the year ended December 31, 2006 as the Company has refined its estimation of volatility based upon daily volatility as compared to 2006 when volatility was based on a trade by trade basis. The weighted average estimated fair value of the options granted for the year ended December 31, 2008, 2007 and 2006 was $3.83, $6.38 and $3.08, respectively.
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

     A summary of the options issued by the Company for the year ended December 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding on January 1, 2008	2,920,626	$4.30		—
Granted	774,000	$7.65		—
Exercised	(322,375)	$1.67		—
Canceled	(214,450)	$7.42		—

Outstanding on December 31, 2008	3,157,801	$5.17	7.18	5,795,925

Exercisable on December 31, 2008	1,803,530	$3.18	5.97	5,482,485

     The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $1,691,000, $340,000 and $33,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.
     A summary of the status of the Corporation’s non-vested shares as of December 31, 2008 is presented below:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2008	1,405,469	4.87
Granted	774,000	3.83
Vested	(610,748)	4.17
Canceled	(214,450)	4.98

Nonvested at December 31, 2008	1,354,271	4.57

     The unrecognized share-based compensation cost related to stock option expense at December 31, 2008 is $5,397,000 and will be recognized over a weighted average of 2.72 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $2,562,000, $1,324,000 and $3,486,000, respectively.
18. Commitments and Contingencies:
Alliance BMP Limited
     On January 18, 2007, the Company entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) to acquire a 20% equity interest in Alliance BMP Limited (“Alliance BMP”). Alliance BMP was a newly-formed United Kingdom-based investment vehicle. The primary purpose of Alliance BMP was to acquire, through a joint venture agreement, a 50% interest in Guangzhou Pharmaceuticals Corporation (“GPC”), a Chinese limited liability company, and to manage said investment.
     During December of 2007, the Company advanced $2.8 million towards a deposit toward the purchase of subscribed shares of Alliance BMP Limited. On January 28, 2008, Alliance BMP completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. The investment is accounted for under the cost method of accounting in accordance with APB 18. Our total investment in Alliance BMP made in January 2008 was $12.3 million making the total investment in Alliance BMP $15.1 million. The remaining 50 percent ownership of Guangzhou Pharmaceuticals Corporation is retained by a Hong Kong and Shanghai Exchange-listed company.
     Alliance BMP Limited is jointly managed by the Company and Alliance Unichem Group Limited (“AB”). Until the parties agree otherwise, the Board of Directors of Alliance BMP Limited will have no more than four directors within two years of closing of the GPC Agreements and thereafter for so long as the Company is the holder of not less than 10% of the total issued shares of Alliance BMP Limited. During such time, the Company will have the right to appoint and remove one director.

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
Rongheng
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
     RHIT advanced RMB 9.4 million to Rongheng. This outstanding loan balance will be repaid by Rongheng in priority in accordance with the following arrangement: Within sixty days after the completion of the share transfer and the capital increase provided per the agreement, BMP shall provide a shareholder’s loan to Rongheng in order that Rongheng can repay RMB 3 million to RHIT; Within two years after the completion of the share transfer and the capital increase provided per the agreement, BMP Sunstone shall provide a shareholder’s loan to Rongheng so that Rongheng can repay the remaining amount owed to RHIT by installments. However, Rongheng may, in light of its business operation, retain an amount not more than 20% of the total amount which will be repaid, and the retained amount shall be repaid no later than the next year.
Other
     The Company in certain circumstances, discounts notes receivable prior to maturity. These discounted notes have recourse if the issuing banks default on payment, the Company has the responsibility to make payment to the discounting bank. At December 31, 2008, notes receivable with recourse amounted to $1,426,000.
     On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd. (“Shengda”) for RMB 20.0 million (or $2,922,000 as of December 19, 2008) in cash. On February 16, 2009, we received the business license of Shengda. The Company has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.
     As of December 31, 2008, the Company had commitments to fund outsourced research and development contracts amounting to $2,400,000. Payments are required when the development milestones are reached.
19. Subsequent Events
     On February 20, 2009, pursuant to a registered direct public offering of 559,062 units (the “Units”), each consisting of (i) two shares of the our common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant (“Warrant”) to purchase one share of Common Stock at an exercise price of $4.00 per share, which exercise price is subject to potential re-pricing. The Units were offered by us at a purchase price of $6.40 per Unit (the “Offering”). As a result of the Offering, we issued 1,118,124 shares of Common Stock and 559,062 Warrants. The net proceeds to the Company from the Offering were approximately $3,000,000.
     On March 13, 2009, we completed an exchange of $1,000,000 in principal amount of our 10.0% senior secured promissory notes for $1,000,000 in principal amount of 12.5% March Exchange Secured Convertible Notes pursuant to note exchange agreements by and between us and certain holders of the 10.0% notes. Following the exchange, $11,850,000 in principal amount of 10.0% notes remain outstanding. Upon the execution of the note exchange agreements, the 10.0% notes exchanged for the 12.5% notes were deemed cancelled. The 12.5% notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% notes prior to the exchange will be paid to the noteholders participating in the exchange on April 1, 2009. A noteholder may convert its 12.5% note into our common stock from time to time at a conversion price, equal to the lesser of (i) $3.00, (ii) 115% of the lowest price per common share for which the Company sells common shares in any offering, or (iii) 115% of the VWAP (as defined below) for the period from and including October 15, 2009 through and including December 15, 2009, provided that, notwithstanding anything to the contrary, the conversion price shall not be less than $2.00. “VWAP” means the volume weighted average price (the aggregate sales price of all trades of common shares during each trading day divided by the total number of common shares traded during such trading day) of the common shares during any trading day. The 12.5% notes cannot be converted into common shares in excess of 20% of the outstanding common shares of the Company other than in compliance with Nasdaq rules.
     On March 16, 2009, we completed a placement of $6,350,000 in principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 to qualified institutional and accredited investors. The offering raised gross proceeds of $6,350,000 million and net proceeds of $6,000,000. The terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.
     On March 16, 2009, we complete a registered direct public offering of $7,000,000 in principal amount of 12.5% Subordinate Convertible Notes due July 1, 2011. The offering raised gross proceeds of $7,000,000 million and net proceeds of $6,650,000. Other than for not having any security interest in the assets of the Company, the terms of these notes are substantially similar to the terms of the 12.5% March Exchange Secured Convertible Notes described in the prior paragraph.

20. Quarterly Financial Information (Unaudited):
     Selected unaudited quarterly results for the year ended December 31, 2008 and 2007 were as follows:

		Dec. 31,	Sept. 30,	June 30,	Mar. 31,
($ amounts in thousands)	Total	2008	2008	2008	2008
Year Ended December 31, 2008
Revenues	$114,867	$36,637	$30,503	$29,638	$18,089
Gross Profit	57,310	19,201	13,827	16,561	7,721
Operating Income (Loss)	3,746	1,773	1,765	1,604	(1,396)
Net Profit (Loss)	(3,442)	1,119	(816)	(1,267)	(2,478)
Basic and diluted (loss) per share	$(0.09)	$0.03	$(0.02)	$(0.03)	$(0.07)

		Dec. 31,	Sept. 30,	June 30,	Mar. 31
($ amounts in thousands)	Total	2007	2007	2007	2007
Year Ended December 31, 2007
Revenues	$31,003	$9,158	$8,979	$7,180	$5,686
Gross Profit	4,287	1,483	1,174	976	654
Operating Loss	(10,870)	(5,404)	(1,995)	(1,653)	(1,818)
Net Loss	(11,635)	(6,591)	(1,798)	(1,558)	(1,688)
Basic and diluted (loss) per share	$(0.41)	$(0.22)	$(0.06)	$(0.06)	$(0.07)

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2007 and 2008

	Balance at	Charged to		Balance at
($ amount in thousands)	beginning of	costs and	Deductions	End
Description	Period	Expenses	(write-offs)	of Period
December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—
December 31, 2007
Allowance for doubtful accounts	$—	$44	$—	$44
December 31, 2008
Allowance for doubtful accounts	$44	$83	$—	$127

December 31, 2006
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2007
Allowance for inventory obsolescence	$—	$—	$—	$—
December 31, 2008
Allowance for inventory obsolescence	$—	$—	$—	$—

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2009	BMP SUNSTONE CORPORATION
	By:	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ DAVID GAO	By: /s/ MARTYN D. GREENACRE
David Gao	Martyn D. Greenacre
Chief Executive Officer, Director and Principal Executive Officer	Director
March 17, 2009
March 17, 2009

By: /s/ GEORGE BICKERSTAFF George Bickerstaff	By: /s/ JACK M. FERRARO Jack M. Ferraro
Director	Director
March 17, 2009	March 17, 2009

By: /s/ FRANK J. HOLLENDONER	By: /s/ JOHN W. STAKES, M.D.
Frank J. Hollendoner	John W. Stakes, M.D.
Director	Director
March 17, 2009	March 17, 2009

By: /s/ FRED M. POWELL	By: /s/ ALBERT YEUNG
Fred M. Powell	Albert Yeung
Chief Financial Officer (Principal Financial Officer)	Director
March 17, 2009	March 17, 2009

By: /s/ ZHIQIANG HAN	By: /s/ ZHIJUN TONG
Zhiqiang Han	Zhijun Tong
Director	Director
March 17, 2009	March 17, 2009

EXHIBIT INDEX
          The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

Exhibit
Number	Description

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.11	Form of 10.0% Senior Secured Promissory Note due May 1, 2009 (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

Exhibit
Number	Description

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of our Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Placement Agent Agreement, dated August 17, 2007, between Beijing Med-Pharm Corporation and Philadelphia Brokerage Corporation (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

10.16	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 14, 2007)

10.17✓	Employment Agreement, dated as of January 1, 2008, between BMP Sunstone Corporation and Han Zhiqiang (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

10.18✓	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

10.19**	Agreement, dated as of November 22, 2007 by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Co., Limited (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008, as amended)

Exhibit
Number	Description

10.20	Beijing Med-Pharm Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K/A filed with the SEC on May 7, 2008, as amended)

10.21✓	Employment Agreement, dated as of March 31, 2008, by and between BMP Sunstone Corporation and Fred M. Powell (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on May 19, 2008, as amended)

10.22	Placement Agency Agreement, dated October 9, 2008, by and between Philadelphia Brokerage Corporation and BMP Sunstone COrporation (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.