Form 10-Q
period 2009-03-31
BMP Sunstone CORP
filed 2009-05-18
CIK 1281696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock of BMP Sunstone Corporation outstanding as of May 14, 2009 was 41,558,905.

BMP SUNSTONE CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and Cash Equivalents	$21,251	$15,740
Restricted Cash	781	1,150
Notes Receivable	18,776	15,797
Accounts Receivable, net of allowance for doubtful accounts of $210 and $127	38,254	30,897
Inventory, net of allowance for obsolescence of $45 and $0	9,570	10,184
Due from Related Parties	2,435	1,834
Other Receivables	2,189	2,168
VAT Receivable	989	921
Prepaid Expenses and Other Current Assets	5,181	6,247

Total Current Assets	99,426	84,938
Property and Equipment, net	23,999	22,840
Investment in Alliance BMP Limited	15,093	15,093
Investment in Shengda	2,938	—
Investments at Cost	146	146
Goodwill	69,950	69,866
Other Assets	716	875
Land Use Rights, net accumulated amortization	1,983	2,002
Intangible Assets, net of accumulated amortization	41,107	41,891

Total Assets	$255,358	$237,651

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes Payable and Bank Borrowings, net of debt discount	$18,328	$33,591
Accounts Payable	28,544	27,482
Due to Related Parties	5,426	4,361
Deferred Revenue	128	128
Accrued Expenses	16,373	14,601

Total Current Liabilities	68,799	80,163

Long-Term Debt, including debt premium	25,297	—
Derivative Liability	894	—
Deferred Taxes	9,763	9,856

Total Liabilities	104,753	90,019

Stockholders’ Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized as of March 31, 2009 and December 31, 2008; 41,500,409 and 40,246,410 Shares Issued and Outstanding as of March 31, 2009 and December 31, 2008, respectively	41	40
Additional Paid in Capital	164,850	160,864
Common Stock Warrants	9,780	9,049
Accumulated Deficit	(33,032)	(31,042)
Accumulated Other Comprehensive Income	8,966	8,721

Total Stockholders’ Equity	150,605	147,632

Total Liabilities and Stockholders’ Equity	$255,358	$237,651

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
($ in thousands except per share amounts)

	For the three months ended March 31,
	2009	2008
	(in $ thousands except per share amounts)
Net Revenues:
Third Parties	$35,521	$17,298
Related Parties	3,742	791

Total Revenues	39,263	18,089
Cost of Goods Sold	18,605	10,368

Gross Profit	20,658	7,721
Sales and Marketing Expenses	13,511	5,961
General and Administration Expenses	3,929	3,156

Total Operating Expenses	17,440	9,117

Profit (Loss) From Operations	3,218	(1,396)

Other Income (Expense):
Interest Income	24	48
Interest Expense	(1,417)	(1,569)
Debt Issuance Cost Amortization	(128)	(210)
Equity Method Investment Income	17	675
Loss on Early Extinguishment of Debt	(4,573)	—
Gain on Derivatives	1,651	—

Total Other Expense	(4,426)	(1,056)

Loss Before Provision For Income Taxes	(1,208)	(2,452)
Provision For Income Taxes	782	347

Net Loss	$(1,990)	$(2,799)

Basic and Fully-Diluted Loss Per Share	$(0.05)	$(0.08)

Basic Weighted-average Shares Outstanding	40,765	35,096

Fully Diluted Weighted-average Shares Outstanding	43,066	36,598

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)
($ in thousands)

						Accumulated
						Other
						Comprehensive
						Income
			Additional	Common		Foreign	Total
	Number	$.001 Par	Paid-in	Stock	Accumulated	Currency	Stockholder’s
	of Shares	Value	Capital	Warrants	Deficit	Translation	Equity
Balance as of December 31, 2008	40,246,410	$40	$160,864	$9,049	$(31,042)	$8,721	$147,632
Stock-Based Compensation			585				585
Common Stock Issuance in connection with private placement	1,118,124	1	2,846	731			3,578
Common Stock Warrants Issuance			(838)				(838)
Cost Incurred in Connection with Stock Issuance			(579)				(579)

Common Stock Issuance in Connection with Debt Financing	135,875		417				417
Extinguishment of Derivative Liability			1,555				1,555
Net Loss					(1,990)		(1,990)

Other Comprehensive Loss
Foreign Currency Translation						245	245

Total Comprehensive Loss							(1,745)

Balance as of March 31, 2009	41,500,409	$41	$164,850	$9,780	$(33,032)	$8,966	$150,605

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
($ in thousands)

	For the three months ended March
	31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(1,990)	$(2,799)
Adjustments to Reconcile Net Loss to Net Cash Provided in Operating Activities:
Bad Debt Expense	—	4
Depreciation and Amortization of Property and Equipment	522	257
Amortization of Intangible Assets and Inventory at Fair Value	860	1,103
Amortization of Debt Discount and Deferred Debt Issuance Costs	577	977
Stock-Based Compensation	585	563
Gain on Fair Value of Derivatives	(1,651)
Loss on Early Extinguishment of Debt	4,573
Equity Method Investment Income	(17)	(675)
Loss on Disposal of Asset	—	2
Decrease in Deferred Taxes	(105)	—
Increase in Accounts Receivable	(7,288)	(1,359)
Increase in Notes Receivable	(2,958)	—
Decrease (Increase) in Inventory	667	(1,627)
Decrease in Due from Related Parties	460	—
Decrease in Other Receivables	51	1,279
Increase Decrease in Value Added Tax Receivable	(67)	(8)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	1,469	(1,621)
Decrease in Accounts Payable	(681)	(135)
Increase in Accrued Expenses	1,875	2,515

Net Cash Used in Operating Activities	(3,118)	(1,524)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(1,652)	(726)
Cash Received in Acquisition of Sunstone China	—	2,132
Investment in Alliance BMP	—	(12,319)
Investment in Shengda	(409)	—

Net Cash Used In Investing Activities	(2,061)	(10,913)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	2,999	—
Net Proceeds from Long Term Debt Issuance	12,031	—
Retirement of Long Term Debt	(4,650)	—
Decrease in Restricted Cash	369	—
Net Proceeds from Exercise of Warrants	—	427
Payments on Note Payable	—	(1,839)

Net Cash Provided by (Used in ) Provided by Financing Activities	10,749	(1,412)

Effect of exchange rate changes on cash	(60)	(590)

Net Increase in Cash and Equivalents	5,511	14,439

Cash and Equivalents, Beginning	15,740	22,837

Cash and Equivalents, Ending	$21,251	$8,398

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Years for:
Income Taxes	1,573	—
Interest	212	126

BMP SUNSTONE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, “the Company,” “we” or “our”) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”) and Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2008 and 2007, and for each of the three years for the period ended December 31, 2008, included in the Company’s Annual Report on form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2009. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.
     Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2009 and 2008, as the Company has incurred a net loss during the three month period then ended, and their inclusion would have been anti-dilutive.
     Significant Account Policy: Recent Accounting Pronouncements: On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS No. 157, as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, or FSP No. FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS No. 157 and FSP No. FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. Management has adopted SFAS No. 157 as of the effective date, as it relates to nonfinancial assets and nonfinancial liabilities and there was no significant impact on the company’s financial statements.
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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP No. FAS 157-3. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP No. FAS 157-3 for the period ended December 31, 2008 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.
     The fair value of cash equivalents was $21.3 million at March 31, 2009. These financial instruments are classified in Level 1 of the fair value hierarchy described above.
     In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R), to change how an entity accounts for the acquisition of a business. Statement 141R replaces existing Statement 141 in its entirety for business combinations. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. Statement 141R eliminates the current cost-based purchase method under Statement 141.
     The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles.
     Statement 141R also changes the accounting for in-process research and development, and restructuring costs. In addition, after Statement 141R is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of Statement 141R.
     The Company adopted Statement 141R as of the required effective date of January 1, 2009 and applied its provisions to the February 16, 2009 acquisition of Zhangjiakou Shengda Pharmaceutical Co., Ltd (Shengda). The adoption of Statement 141R did not have any significant impact on its consolidated balance sheets, statement of operations or disclosures.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of Useful Life of Intangible Assets, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP No. FAS 142-3 as of the required effective date of January 1, 2009 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.
     In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF Issue No. 07-5. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, or SFAS No. 133, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has adopted this

EITF as of January 1, 2009 in its evaluation of its derivatives.
     In March 2008, the Financial Accounting Standards Board issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities, to expand the disclosure framework in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement requires companies with derivative instruments to disclose information about how and why the company used derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instrument; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. The Company adopted Statement 161 as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its financial statements.
     In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, or EITF Issue No. 08-4. The objective of this EITF is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, or EITF Issue No. 98-5, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, or EITF Issue No. 00-27, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS No. 150. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company adopted EITF Issue No. 08-4 as of the required effective date of January 1, 2009 and it did not have a material impact on our consolidated financial position and results of operation.
     In November 2008, the FASB issued EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary, or EITF Issue No. 08-8. EITF Issue No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF Issue No. 08-8 is effective fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has adopted EITF ISSUE No. 08-8 and it did not have a material impact on our consolidated financial position and results of operations.
2. Acquisitions:
Acquisition of Zhangjiakou Shengda Pharmaceutical Co., Ltd
     On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd. (“Shengda”) for RMB 20.0 million (or $2,920,000 as of February 16, 2009) in cash. On February 16, 2009 we received the business license of Shengda and closed on the acquisition. The Company has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.
     The purchase price is payable in installments:
•	RMB 6 million (or $876,000 as of February 16, 2009) was payable within 15 business days following the signing of the Equity Transfer Agreement and was paid as of December 31, 2008;

•	RMB 14 million (or $2,044,000 as of February 16, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.
     Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of three shareholders of Shengda. The investment in Shengda was accounted for in accordance with APB 18 under the equity method of accounting. Our total investment in Shengda was $2,938,000 as of March 31, 2009, of which we had paid $1,285,000. There were no acquisition costs incurred during the quarter ended March 31, 2009.

		($ in thousands)
Purchase Price		$2,921
Less:	Fair value of identifiable assets
	Cash	324
	Accounts receivable	71
	Other receivable	85
	Prepaid expenses and other assets	89
	Inventory	736
	Fixed assets	621
	Land use rights	70

		1,996
Plus:	Fair value of liabilities assumed
	Accounts payable	235
	Accrued liabilities and other payables	561

		796

Excess of cost over fair value of net assets acquired — goodwill		$1,721

     The excess cost of the fair value of the net assets acquired $1,721,000 is carried as equity method goodwill. Goodwill is not deductible for tax purposes. The amount of goodwill and allocation to intangible net assets as of the date of the acquisition are preliminary based upon the Company’s estimates. The valuation is expected to be finalized in the first half of 2009.
Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 16 through March 31, 2009	$70
Less adjustments of excess fair value:
Inventory sold	53

Total equity method income	$17

3. Segment Information:
     The Company had three reportable segments for the three months ended March 31, 2009 and 2008: (i) the branded OTC sale reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China.
Branded OTC Segment (Sunstone)
     The chief operating decision maker for Branded OTC segment is the President and Chief Operating Officer of the Company whose function is to allocate resources to, and assess the performance of, Sunstone. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products.
Pharmaceutical Distribution Segment (Wanwei and Rongheng)
     The chief operating decision makers for the Pharmaceutical Distribution segment are the General Managers of

Wanwei and Rongheng, whose function is to allocate resources to, and assess the performance of, their respective business. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, is the primary business activity of Wanwei and Rongheng. Pharmaceutical Distribution operates in a high volume and low margin environment.
     Wanwei and Rongheng distribute prescription pharmaceuticals, over-the-counter healthcare products and home healthcare supplies and equipment to a variety of healthcare providers.
Licensed Products Segment (BMP China)
     The chief operating decision maker for the sales and marketing segment is the Corporate Vice President and General Manager of BMP China, whose function is to allocate resources to, and assess the performance of, BMP China. This segment markets exclusively licensed prescription drugs nationwide to healthcare providers of prescription drugs.
     The following tables present reportable segment information for the periods indicated:

	Revenue
	Three months ended March 31,
	2009	2008
	($ in thousands)
Branded OTC (i)	$24,527	$9,457
Pharmaceutical Distribution	14,758	8,632
Licensed Products	1,028	319
Eliminations	(1,050)	(319)

Total Revenue	$39,263	$18,089

	Operating Income (Loss)
	Three months ended March 31,
	2009	2008
	($ in thousands)
Branded OTC (i)	$5,245	$1,283
Pharmaceutical Distribution	(122)	(390)
Licensed Products	68	(695)
Corporate	(2,012)	(1,406)
Eliminations	39	(188)

Total Operating Profit (Loss)	$3,218	$(1,396)

(i) Revenues and operating income for the three months ended March 31, 2008 is for the period February 18, 2008 through March 31, 2008.
4. Long Term Debt
     On January 20, 2009, BMP Sunstone Corporation (the “Company”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Note holders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.
     Pursuant to the Note Exchange Agreements, the Company issued the January Exchange Notes in the aggregate principal amount of $10,650,000 to the Note holders. The January Exchange Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The January Exchange Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% Notes prior to the Exchange was paid to the Note holders participating in the Exchange on April 1, 2009.
     Based upon the original January Exchange Notes terms, a Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per Common Share for which the Company sells Common Shares in any offering.
     Notwithstanding the foregoing, pursuant to certain amendments to the January Exchange Notes, dated as of January 29, 2009, if the conversion price of the January Exchange Notes would result, upon conversion of all such notes, in the issuance of Common Shares in amount equal to or greater than 8,049,282 Common Shares (which was equal to 20.00% of 40,246,410, which was the number of outstanding Common Shares on the date thereof), the conversion price shall be increased to $1.33 (which is equal to the principal amount of the January Exchange Notes of $10,650,000 divided by 8,049,282 increased to the nearest whole cent), which would result, upon conversion of all of the January Exchange Notes, in the issuance of Common Shares in an aggregate amount less than 20.00% of the outstanding Common Shares on the date thereof. The January Exchange Notes were further amended by those certain Second January Exchange Note Amendment (as defined below).
     As of March 13, 2009, the January Exchange Notes were amended to remove the aforementioned “down-round” clause relating to offerings to investors on or prior to September 15, 2009, so that the conversion price, subject to certain adjustments, became fixed at $3.00.
     At the date of issuance of the January Exchange Notes, the Company determined that the convertible note instrument contained an embedded derivative. The fair value of the embedded derivative was determined to be $3,262,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the period of the January Exchange Notes. At March 13, 2009, the date of the January Exchange Note amendment, the fair value of the derivative was $1,555,000. The decrease in the fair value of the derivative between January 20, 2009 and March 13, 2009 was recorded in the consolidated statements of operations as a gain on derivative during the quarter ended March 31, 2009. As of March 13, 2009, the derivative liability was extinguished and recorded as additional paid-in capital, in accordance with EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133”.
     The Company was subject to an embedded derivative instrument due to the fact that the related contract was not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.
     The derivative was not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constituted neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the embedded derivative instrument itself, and changes in fair value thereon.
     Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of March 31, 2009
	Liability Derivatives
	Balance Sheet Location	Fair Value
		($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Liabilities	$0

Total derivatives		$0

     The effect of the derivative instrument on the consolidated statements of operations for the quarter ended March 31, 2009 follows:

		Amount of Gain (Loss)
		Recognized in Income
		Statement
	Location of Gain (Loss) Recognized in	Quarter Ended March 31,
	Income Statement	2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Income (Expense)	$1,707

Total		$1,707

     The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the three months ended March 31, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of March 31, 2009	$0

     In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the January Exchange Notes entered into on January 20, 2009 were substantially different to the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations in the quarter ended March 31, 2009.

     As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to be fixed at $3.
     Based on evaluation under EITF 96-19, the terms of the January Exchange Notes amended on March 13, 2009 were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations in the quarter ended March 31, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $7,000 was recorded, covering the period from March 13, 2009 through March 31, 2009.
     On March 13, 2009, the Company entered into a Placement Agency Agreement with Philadelphia Brokerage Corporation (the “Placement Agent”), as placement agent relating to the issuance and sale to investors of up to $7,000,000 principal amount of 12.5% Subordinated Convertible Notes due July 1, 2011 (the “March Public Notes”) convertible into common shares of the Company (the “Placement”).
     The March Public Notes bear interest at the annual rate of 12.5% from March 16, 2009, or the most recent interest payment date to which interest has been paid or provided for, payable quarterly in arrears on April 1, July 1, October 1 and January 1 of each year, commencing April 1, 2009 to the persons in whose names the March Public Notes are registered at the close of business on March 15, June 15, September 15 or December 15 (whether or not a business day), as the case may be, preceding the respective interest payment date.
     Each note holder of a March Public Note will be entitled, at his option, at any time after the close of business on May 15, 2009, to convert the March Public Notes (or any portion of the principal amount thereof which is $1,000 or an integral multiple thereof) into fully paid and non-assessable common shares of the Company, at a conversion price per share equal to $3.
     The number of Common Shares issuable upon conversion shall be determined by dividing (x) such portion of the amount being converted by (y) the conversion price in effect on the date of receipt of the notice of conversion by the Company from the note holder pursuant to the indenture.
     On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Note holders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes.
     In tandem with the March Exchange, the Company amended the January Exchange Notes (the “January Exchange Notes Second Amendment”) such that the definition of certain terms and the mechanics of conversion of the January Exchange Notes parallel those in the March Exchange Notes and to restrict the issuance of Company securities to officers and directors of the Company below an effective price of $3.00 per common share. A Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $3.00.
     In addition, on March 16, 2009, the Company completed a private placement (the “Private Placement”) of $6,350,000 principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 (the “March Cash Notes”). The terms of the March Cash Notes are substantially similar to the terms of the March Exchange Notes. The Company consummated the Private Placement by entrance into purchase agreements (the “Purchase Agreement”) with certain investors (the “Private Note holders”).

     In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations in the quarter ended March 31, 2009.
     On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009.
5. Common Stock Warrants
     On February 20, 2009, the Company closed its offering of 559,062 units (the “Units”), each consisting of (i) two shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant (“Warrant”) to purchase one share of Common Stock at an exercise price of $4.00 per share, which exercise price is subject to potential re-pricing.
     If on the 90th day after the closing date (the “Re-price Date”), the volume weighted average trading price calculated over the 20 trading days prior to the Re-price Date (the “VWAP”) of the Common Stock is less than $4.00 per share, the exercise price of the warrants will be reset to the greater of (i) $1.80 or (ii) the VWAP. The warrants are exercisable beginning any time on or after the Re-price Date and expiring on the fifth anniversary of the Closing Date. In no event, shall the number of shares of Common Stock and shares of Common Stock underlying the warrants exceed 19.99% of the Company’s outstanding Common Stock as of February 13, 2009.
     The Units were offered by the Company at a purchase price of $6.40 per Unit (the “Offering”). As a result of the offering, the Company issued 1,118,124 shares of Common Stock and 559,062 Warrants. The net proceeds to the Company from the Offering were approximately $3,000,000.
     At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the year ended March 31, 2009.
     The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The derivative is accounted for and classified as a “Derivative Liability” within the other liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “other income (loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Gain on Fair Value of Derivatives” line in the “cash flows from operating activities” section of the consolidated statements of cash flows.
     The derivative is not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constitutes neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the derivative warrant liability instrument itself, and changes in fair value thereon.
     Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of March 31, 2009
	Liability Derivatives
	Balance Sheet Location	Fair Value
		($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Liabilities	$894

Total derivatives		$894

     The effect of the derivative instrument on the consolidated statements of operations for the quarter ended March 31, 2009 follows:

		Amount of Gain (Loss)
		Recognized in Income
		Statement
	Location of Gain (Loss) Recognized	Quarter Ended March 31,
	in Income Statement	2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Income (Expense)	$(56)

Total		$(56)

     The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.
     As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the three months ended March 31, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	838
Change in Fair Value of Derivative Liability	56

Balance as of March 31, 2009	$894

6. Accrued Expenses
     Accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	2009	2008
Accrued salary and related expenses	$1,804	$1,152
Accrued professional fees	421	418
Accrued taxes and related expenses	5,024	7,112
Accrued social welfare and related expenses	498	1,409
Accrued advertising	816	1,093
Accrued travel and entertainment	1,251	881
Accrued marketing	2,243	66
Accrued sales office expenses	2,070	823
Accrued interest expense	793	383
Accrued other	1,453	1,264

Total Accrued expenses	$16,373	$14,601

7. Shareholders’ Equity
     The following table shows weighted average basic shares for the respective periods:

	Three months ended March 31,
	2009	2008
Weighted average basic shares	40,765,087	35,096,301
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were included in the computation of diluted weighted average shares outstanding. The potential common shares related to the convertible notes are included in the computation of the diluted weighted average shares outstanding.

	Three months ended March 31,
	2009	2008
Number of shares	2,301,412	1,501,842
Range of exercise price	$1.15 - $3.00	$1.15 - $7.95
8. Stock-Based Compensation:
     The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through March 31, 2009 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.
     There were no options issued for the three months ended March 31, 2009. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended
March 31, 2008
Expected life (years)	5.0
Risk-free interest rate	2.36%
Expected Volatility	55%
Expected Dividend yield	0.00%
     The weighted average estimated fair value of the options granted for the three months ended March 31, 2008 was $4.29.
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
     A summary of the options issued by the Company for the three months ended March 31, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Options	per Share	(in years)	Value
Outstanding on January 1, 2009	3,157,801	$5.17	7.18	$5,796,000
Granted	—	—		—
Exercised	—	—		—
Canceled	605	10.90

Outstanding on March 31, 2009	3,157,196	$5.17	6.94	$2,172,000

Exercisable on March 31, 2009	1,934,266	$3.45	5.88	$2,149,000
     The total fair value of shares vested during the three months ended March 31, 2009 was $573,000. A summary of the status of the Company’s non-vested shares as of March 31, 2009 is presented below:

		Weighted-Average
	Nonvested	Grant-Date Fair
	Shares	Value
Nonvested at January 1, 2009	1,354,271	$4.57
Granted	—	—
Vested	130,736	4.38
Canceled	605	7.37

Non-vested at March 31, 2009	1,222,930	$4.59

     The unrecognized share-based compensation cost related to stock option expense at March 31, 2009 is $4,811,000 and will be recognized over a weighted average of 2.5 years.
9. Related Party Transactions
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

Balance at
March 31, 2009
($ amounts in thousands)	($ in thousands)
Amounts due to related parties:
Due to RHIT	$1,359
Due to Shenglongda	387

$1,746
     During the three months ended March 31, 2009, the Company sold $3,742,000 in pharmaceutical products to related party entities of the Company’s President, Zhiqiang Han (Han).
     During the quarter ended March 31, 2009 the Company leased office space in Beijing from an entity controlled by Zhijun Tong (Tong), a Company director, for a total of $23,000. At March 31, 2009, the Company had balances due from and due to Han and Tong.
     The balances due from and due to Han and Tong are summarized as follows:

Balance at
March 31, 2009
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$2,435

Amounts due to related parties:
Due to Han and entities controlled by Han	$3,535
Due to Tong and entities controlled by Tong	145

$3,680

10. Subsequent Events
     On April 15, 2009, the Company entered into an amendment of the March Public Notes (the “Amendment”) with the holders of the March Public Notes and the First Supplemental Indenture (the “Supplemental Indenture”) with

The Bank of New York Mellon, as trustee (the “Trustee”). The Amendment modifies the terms of the March Public Notes, and the Supplemental Indenture modifies the terms of the Indenture (the “Indenture”), dated as of March 16, 2009, by and between the Company and the Trustee to clarify the 19.99% requirement for the conversion price set forth therein.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
     Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements regarding derivative liabilities and accounting treatment thereof, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     BMP Sunstone Corporation, a Delaware corporation (the “Company”), is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. The Company, Sunstone, BMP China, Wanwei and Rongheng are collectively referred to as “the Company,” “we” or “our”.
Financial Overview
     Our future success will depend on the continued growth of Sunstone’s OTC and our Licensed Products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Through the acquisition of Shengda we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect the acquisition of Shengda will enrich our product brands and allow us to provide additional high, medium and low end drugs.
     We believe our Licensed Products segment will continue to have significant continued growth. During 2008 and

2009, we have pursued a strategy of consolidating our sales and marketing teams so that we can achieve higher growth and profitability. In addition, we are actively searching for new pharmaceutical products from foreign pharmaceutical companies for licensing into China.
Acquisitions
     On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd. (“Shengda”) for RMB 20.0 million (or $2,920,000 as of February 16, 2009) in cash. On February 16, 2009 we received the business license of Shengda and closed on the acquisition. The Company has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.
     The purchase price is payable in installments:
•	RMB 6 million (or $876,000 as of February 16, 2009) was payable within 15 business days following the signing of the Equity Transfer Agreement and was paid as of December 31, 2008;

•	RMB 14 million (or $2,044,000 as of February 16, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.
     Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of three shareholders of Shengda. The investment in Shengda was accounted for in accordance with APB 18 under the equity method of accounting. Our total investment in Shengda was $2,938,000 as of March 31, 2009, of which we had paid $1,285,000. There were no acquisition costs incurred during the quarter ended March 31, 2009.
Liquidity and Capital Resources
Cash
     As of March 31, 2009, we had unrestricted cash and cash equivalents of approximately $21.3 million which represented 8.3% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.
Long Term Debt
     On January 20, 2009, BMP Sunstone Corporation (the “Company”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Note holders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.
     Pursuant to the Note Exchange Agreements, the Company issued the January Exchange Notes in the aggregate principal amount of $10,650,000 to the Note holders. The January Exchange Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The January Exchange Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% Notes prior to the Exchange was paid to the Note holders participating in the Exchange on April 1, 2009.
     Based upon the original January Exchange Notes terms, a Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per Common Share for which the Company sells Common Shares in any offering.
     Notwithstanding the foregoing, pursuant to certain amendments to the January Exchange Notes, dated as of January 29, 2009, if the conversion price of the January Exchange Notes would result, upon conversion of all such notes, in the issuance of Common Shares in amount equal to or greater than 8,049,282 Common Shares (which was equal to 20.00% of 40,246,410, which was the number of outstanding Common Shares on the date thereof), the conversion price shall be increased to $1.33 (which is equal to the principal amount of the January Exchange Notes of $10,650,000 divided by 8,049,282 increased to the nearest whole cent), which would result, upon conversion of all of the January Exchange Notes, in the issuance of Common Shares in an aggregate amount less than 20.00% of the outstanding Common Shares on the date thereof. The January Exchange Notes were further amended by those certain Second January Exchange Note Amendment (as defined below).
     As of March 13, 2009, the January Exchange Notes were amended to remove the aforementioned “down-round” clause relating to offerings to investors on or prior to September 15, 2009, so that the conversion price, subject to certain adjustments, became fixed at $3.00.
     At the date of issuance of the January Exchange Notes, the Company determined that the convertible note instrument contained an embedded derivative. The fair value of the embedded derivative was determined to be $3,262,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the period of the January Exchange Notes. At March 13, 2009, the date of the January Exchange Note amendment, the fair value of the derivative was $1,555,000. The decrease in the fair value of the derivative between January 20, 2009 and March 13, 2009 was recorded in the consolidated statements of operations as a gain on derivative during the quarter ended March 31, 2009. As of March 13, 2009, the derivative liability was extinguished and recorded as additional paid-in capital, in accordance with EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133”.
     The Company was subject to an embedded derivative instrument due to the fact that the related contract was not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.
     The derivative was not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constituted neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the embedded derivative instrument itself, and changes in fair value thereon.
     Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of March 31, 2009
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
		($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Liabilities	$0

Total derivatives		$0

     The effect of the derivative instrument on the consolidated statements of operations for the quarter ended March 31, 2009 follows:

		Amount of Gain (Loss)
		Recognized in Income
		Statement
	Location of Gain (Loss)	Quarter Ended March 31,
	Recognized in Income Statement	2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Income (Expense)	$1,707

Total		$1,707

     The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the three months ended March 31, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of March 31, 2009	$0

     In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the January Exchange Notes entered into on January 20, 2009 were substantially different to the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations in the quarter ended March 31, 2009.
     As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to be fixed at $3.
     Based on evaluation under EITF 96-19, the terms of the January Exchange Notes amended on March 13, 2009 were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations in the quarter ended March 31, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $7,000 was recorded, covering the period from March 13, 2009 through March 31, 2009.
     On March 13, 2009, the Company entered into a Placement Agency Agreement with Philadelphia Brokerage Corporation (the “Placement Agent”), as placement agent relating to the issuance and sale to investors of up to $7,000,000 principal amount of 12.5% Subordinated Convertible Notes due July 1, 2011 (the “March Public Notes”) convertible into common shares of the Company (the “Placement”).
     The March Public Notes bear interest at the annual rate of 12.5% from March 16, 2009, or the most recent interest payment date to which interest has been paid or provided for, payable quarterly in arrears on April 1, July 1, October 1 and January 1 of each year, commencing April 1, 2009 to the persons in whose names the March Public Notes are registered at the close of business on March 15, June 15, September 15 or December 15 (whether or not a business day), as the case may be, preceding the respective interest payment date.
     Each note holder of a March Public Note will be entitled, at his option, at any time after the close of business on May 15, 2009, to convert the March Public Notes (or any portion of the principal amount thereof which is $1,000 or an integral multiple thereof) into fully paid and non-assessable common shares of the Company, at a conversion price per share equal to $3.
     The number of Common Shares issuable upon conversion shall be determined by dividing (x) such portion of the amount being converted by (y) the conversion price in effect on the date of receipt of the notice of conversion by the Company from the note holder pursuant to the indenture.
     On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Note holders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes.
     In tandem with the March Exchange, the Company amended the January Exchange Notes (the “January Exchange Notes Second Amendment”) such that the definition of certain terms and the mechanics of conversion of the January Exchange Notes parallel those in the March Exchange Notes and to restrict the issuance of Company securities to officers and directors of the Company below an effective price of $3.00 per common share. A Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $3.00.
     In addition, on March 16, 2009, the Company completed a private placement (the “Private Placement”) of $6,350,000 principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 (the “March Cash Notes”). The terms of the March Cash Notes are substantially similar to the terms of the March Exchange Notes. The Company consummated the Private Placement by entrance into purchase agreements (the “Purchase

Agreement”) with certain investors (the “Private Note holders”).
     In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations in the quarter ended March 31, 2009.
     On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009.
Common Stock Warrants
     On February 20, 2009, the Company closed its offering of 559,062 units (the “Units”), each consisting of (i) two shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant (“Warrant”) to purchase one share of Common Stock at an exercise price of $4.00 per share, which exercise price is subject to potential re-pricing.
     If on the 90th day after the closing date (the “Re-price Date”), the volume weighted average trading price calculated over the 20 trading days prior to the Re-price Date (the “VWAP”) of the Common Stock is less than $4.00 per share, the exercise price of the warrants will be reset to the greater of (i) $1.80 or (ii) the VWAP. The warrants are exercisable beginning any time on or after the Re-price Date and expiring on the fifth anniversary of the Closing Date. In no event, shall the number of shares of Common Stock and shares of Common Stock underlying the warrants exceed 19.99% of the Company’s outstanding Common Stock as of February 13, 2009.
     The Units were offered by the Company at a purchase price of $6.40 per Unit (the “Offering”). As a result of the offering, the Company issued 1,118,124 shares of Common Stock and 559,062 Warrants. The net proceeds to the Company from the Offering were approximately $3,000,000.
     At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the year ended March 31, 2009.
     The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The derivative is accounted for and classified as a “Derivative Liability” within the other liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “other income (loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Gain on Fair Value of Derivatives” line in the “cash flows from operating activities” section of the consolidated statements of cash flows.
     The derivative is not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constitutes neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the derivative warrant liability instrument itself, and changes in fair value thereon.
     Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of March 31, 2009
	Liability Derivatives
	Balance Sheet Location	Fair Value
		($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Liabilities	$894

Total derivatives		$894

     The effect of the derivative instrument on the consolidated statements of operations for the quarter ended March 31, 2009 follows:

		Amount of Gain (Loss)
		Recognized in Income
		Statement
	Location of Gain (Loss) Recognized	Quarter Ended March 31,
	in Income Statement	2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Income (Expense)	$(56)

Total		$(56)

     The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.
     As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
     The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the three months ended March 31, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	838
Change in Fair Value of Derivative Liability	56

Balance as of March 31, 2009	$894

Cash Flow
     We anticipate that our March 31, 2009 balance of approximately $21.3 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.
     Net cash used in operating activities was $3,118,000 for the three months ended March 31, 2009. This amount reflected our loss of $1,990,000, offset by $5,449,000 in net non-cash charges including loss on early extinguishment of debt of $4,573,000, gain on Fair Value of derivatives $1,651,000, amortization of intangible assets of $860,000, amortization of debt discount and debt issuance costs of $577,000, stock based compensation expense of $585,000, depreciation and amortization of equipment and leasehold improvements of $522,000 decrease in deferred taxes of $105,000 and equity method investment income of $17,000. In addition, we generated $4,522,000 of operating cash as result in changes in certain of our operating assets and liabilities during the quarter ended March 31, 2009. The most significant changes were the increase in accrued expenses of $1,875,000 and decreases in other assets of $1,469,000, inventory of $667,000, due from related parties of $460,000 and other receivables of $51,000. Offsetting these changes were increases in accounts receivable of $7,288,000, notes receivable of $2,958,000 and VAT Receivable of $67,000 and a decrease in accounts payable of $681,000.
     Cash used in investing activities was $2,061,000 and reflects the acquisition of property, plant and equipment of $1,652,000 and the payment for Shengda of $409,000.
     Net cash provided by financing activities was $10,749,000, which consisted of $2,999,000 net proceeds from the issuance of common stock $12,031,000 from the issuance of long term debt and the reduction of restricted cash of $369,000, and was offset by the repayment of long term debt of $4,650,000.
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
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 1 of these consolidated Financial statements contained in this quarterly report on Form 10-Q. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements and also in Note 1 to our consolidated financial statements contained in this quarterly report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:
Valuation of the Embedded and Warrant Derivatives
     The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder. In accordance with FASB Statement No. 133, FAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. Based on FAS 133 and EITF 07-5, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.
     To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period.
Notes receivable
     As of March 31, 2009 we had notes receivable of approximately $18.8 million which represented 7.3% of our total assets. Notes Receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of March 31, 2009, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2009 and 2008:

	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
($ amounts in thousands)	2009	2008	2009	2008
Net Revenues	$39,263	$18,089	100.0%	100.0%
Cost of Sales	18,605	10,368	47.4%	57.3%

Gross Margin	20,658	7,721	52.6%	42.7%

Sales and Marketing Expenses	13,511	5,961	34.4%	33.0%
General and Administrative Expenses	3,929	3,156	10.0%	17.4%

Total Operating Expenses	17,440	9,117	44.4%	50.4%

Profit (Loss) From Operations	3,218	(1,396)	8.2%	-7.7%
Other Income (Expense):
Interest Income	24	48	0.0%	0.3%
Interest Expense	(1,417)	(1,569)	-3.6%	-8.7%
Debt Issuance Cost Amortization	(128)	(210)	-0.3%	-1.2%
Equity Method Investment Income	17	675	0.0%	3.7%
Loss on Early Extinguishment of Debt	(4,573)	—	-11.6%	0.0%
Gain on Derivatives	1,651	—	4.2%	0.0%

Total Other Income (Expense)	(4,426)	(1,056)	-11.3%	-5.8%

Profit (Loss) Before Provision for Income Taxes	(1,208)	(2,452)	-3.1%	-13.6%
Provision for Income Taxes	782	347	2.0%	1.9%

Net Loss	$(1,990)	$(2,799)	-5.1%	-15.5%

Net Revenues
     Net revenue was approximately $39,263,000 for the three months ended March 31, 2009 as compared with approximately $18,089,000 for the three months ended March 31, 2008. Sunstone revenues were included for the three months ended March 31, 2009 and for the period February 18, 2008 through March 31, 2008.

Revenue by product categories was as follows:

	Three Months Ended March 31,
($ amounts in thousands)	2009	2008	$ Increase	% Increase
OTC Sales	$24,527	$9,457	$15,070	159.4%
Distribution products	13,384	7,435	5,949	80.0%
Licensed products	1,352	1,197	155	12.9%

	$39,263	$18,089	$21,174	117.1%

     OTC Sales. Sunstone revenues were $24,527,000 for the three months ended March 31, 2009 as compared to $9,457,000 for the period February 18, 2008 through March 31, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which accounted for approximately 89.9% of Sunstone’s revenue for the period.
     Distribution Products. Distribution revenue for the three months ended March 31, 2009, excluding licensed products, was $13,384,000 as compared to $7,435,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009 the results include Wanwei and Rongheng as compared to the three months ended March 31, 2008 which only include the results of Wanwei. Rongheng was acquired in July 2008. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrocloride, which collectively accounted for 24.5% of Rongheng’s revenue for the three months ended March 31, 2009. Wanwei’s top five products excluding our licensed products, were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong Capsule which collectively accounted for 35.2% of Wanwei’s revenue for the three months ended March 31, 2009. For the three months ended March 31, 2008 Wanwei’s top five products accounted for 33.0% of total revenue.
     Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, Galake for mild to moderate pain and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $1,352,000 for the three months ended March 31, 2009 as compared to $1,197,000 for the three months ended March 31, 2008, an increase of 12.9%. As of March 31, 2009 there were 464 and 551 hospitals selling Propess and Anpo respectively, versus 431 and 456, respectively, as of March 31, 2008. In addition, there were 170 hospitals selling Galake as of March 31, 2009 versus 122 as of March 31, 2008.

Cost of Goods Sold:

	Three Months Ended March 31,
($ amounts in thousands)	2009	2008	$ Increase	% Increase
Branded OTC (1)
Revenues	$24,527	$9,457	$15,070	159.4%
Cost of Sales	5,741	2,741	3,000	109.4%

Gross Profit	$18,786	$6,716	$12,070	179.7%

Gross Margin %	76.6%	71.0%

Distribution and Licensed Products (2)
Revenues	$14,736	$8,632	$6,104	70.7%
Cost of Sales	12,864	7,627	5,237	68.7%

Gross Profit	$1,872	$1,005	$867	86.3%

Gross Margin %	12.7%	11.6%

Total
Revenues	$39,263	$18,089	$21,174	117.1%
Cost of Sales	18,605	10,368	8,237	79.4%

Gross Profit	$20,658	$7,721	$12,937	167.6%

Gross Margin %	52.6%	42.7%

(1)	Revenues and cost of goods sold for the Branded OTC segment is for the period February 18, 2008 through March 31, 2008.

(2)	Revenues and cost of goods sold for the Distribution and Licensed Products segment includes Wanwei for the three months ended March 31, 2009 and 2008 and Rongheng for the period January 1, 2009 through March 31, 2009.
     Cost of goods sold was approximately $18,605,000 for the three months ended March 31, 2009 as compared with $10,368,000 for the three months ended March 31, 2008. The gross profit for the three months ended March 31, 2009 was 52.6% as compared to 42.7% for the three months ended March 31, 2008. Cost of goods sold include Sunstone and Rongheng for the three months ended March 31, 2009 as compared to February 18, 2008 through March 31, 2008 for Sunstone. Rongheng was acquired in July 2008. The gross profit for the three months ended March 31, 2009 of Sunstone products was $18,786,000, which included $115,000 of amortization resulting from the Sunstone acquisition. The gross profit for the period February 18, 2008 through March 31, 2008 of Sunstone was $6,716,000, which included $662,000 of amortization resulting from the Sunstone acquisition. The gross profit for Sunstone was 76.6% for the three months ended March 31, 2009 as compared to 71.0% for the period February 18, 2008 through March 31, 2008. The combined gross profit for the three months ended March 31, 2009 for distribution and licensed products was $1,872,000 as compared to $1,005,000 for the three months ended March 31, 2008. The gross profit for distribution and licensed products was 12.7% for the three months ended March 31, 2009 as compared to 11.6% for the three months ended March 31, 2008. In 2009 and future years we expect the gross margin of the distribution and licensed products to increase as our licensed products revenues are expected to continue to expand at a more rapid pace than our distribution products.
Sales and Marketing Expenses:
     Sales and marketing expenses were $13,511,000 for the three months ended March 31, 2009 as compared with $5,961,000 for the three months ended March 31, 2008. Sales and marketing expenses include Sunstone and Rongheng for the three months ended March 31, 2009 as compared to February 18, 2008 through March 31, 2008 for Sunstone. Rongheng was acquired in July 2008. Selling and Marketing expenses as a percentage of net revenues increased to 34.4% for the three months ended March 31, 2009 as compared to 33.0% for the three months ended March 31, 2008. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $11,876,000 or 87.9% of sales and marketing expenses for the three months ended March 31, 2009 as compared to $4,896,000 or 82.1% for the three months ended March 31, 2008. The most significant sales and marketing expense increases for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 are as follows: marketing $2,369,000; travel and entertainment $1,594,000; television, newspaper and magazine advertising $1,271,000; sales office expenses $891,000; and salaries and related benefits $518,000. Amortization expenses related to acquisitions increased $336,000 to $753,000 for the three months ended March 31, 2009.
General and Administrative Expenses:
     General and administrative expenses were approximately $3,929,000 for the three months ended March 31, 2009 as compared to $3,156,000 for the three months ended March 31, 2008. General and administrative expenses include Sunstone and Rongheng for the three months ended March 31, 2009 as compared to February 18, 2008 through March 31, 2008 for Sunstone. Rongheng was acquired in July 2008. General and administrative expenses as a percentage of net revenues decreased to 10.0% for the three months ended March 31, 2009 as compared to 17.4% for the three months ended March 31, 2008. Salary and related expenses increased $174,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Professional fees increased $144,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Office rent and supply expenses increased $143,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as a result of BMP China, Beijing Representative Office and Wanwei moving into new offices during 2008 and the acquisitions of Sunstone and Rongheng in 2008. For the three months ended March 31, 2009 inventory obsolescence and write-offs were $107,000 as compared to $0 for the three months ended March 31, 2008. Depreciation expenses increased $89,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Interest Income:
     Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $24,000 during the three months ended March 31, 2009 and $48,000 for the three months ended March 31, 2008. As of March 31, 2009, the unamortized debt premium amounted to $292,000. Total premium amortization was $11,000 for the three months ended March 31, 2009.
Interest Expense:
     Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financings. We had interest expense of $1,417,000 for the three months ended March 31, 2009 and $1,569,000 for the three months ended March 31, 2008 of which, total amortization of debt discount was $450,000 for the three months ended March 31, 2009 as compared to $767,000 for the three months ended March 31, 2008.
Debt Issuance Cost Amortization:
     Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $1,036,000 as of March 31, 2009 and $128,000 of debt issuance costs had been amortized for the three months ended March 31, 2009 as compared to $210,000 for the three months ended March 31, 2008.
Loss on Early Extinguishment of Debt:
     During the three months ended March 31, 2009, the Company recorded a loss of approximately $4,573,000 in deferred loan costs, debt discount and debt premium, relative to the early extinguishment of the debt under the previously outstanding long term debt.
Gain on Derivatives:
     The gain on derivative liability is in connection with the convertible notes issued in January 2009 which were amended in March 2009 and the warrants which were issued as part of the common stock issuance in February 2009. The gain on derivatives was $1,651,000 for the three months ended March 31, 2009.
Equity Method Investment Income:
     For our 50% investment in Shengda that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the period February 16, 2009 through March 31, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill.
     The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $140,000, or $70,000 for our 50% equity ownership. The total of amortization for the period was $53,000 which resulted in an equity method investment income of $17,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for period February 16 through March 31,2009	$70
Less adjustments of excess fair value:
Inventory sold	(53)

Total equity method investment income	$17

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
     The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Sunstone China generated net income of $2,104,000, or $1,031,000 for our 49% equity ownership. The total of amortization for the period was $356,000 which resulted in an equity method investment income of $675,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for period January 1 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	(356)

Total equity method investment income after amortization	$675

Income Taxes
     For the three months ended March 31, 2009, we recognized $782,000 of income tax expense on loss before income taxes of $1,208,000. This compared to income tax expense for the three months ended March 31, 2008 of $347,000 on loss before income taxes of $2,452,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15%. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced the income tax rate from 25% to 15%.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Sensitivity
     We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries BMP China, Sunstone and Wanwei, from RMB, the functional currency of China, into United States dollars, our functional currency. For additional information on the risks associated with the RMB, see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations.”
     We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of March 31, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.4 million. This hypothetical reduction on transactional exposure is based on the difference between March 31, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of March 31, 2009, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $16.0 million or 10.6% of our March 31, 2009 shareholder equity of $150.6 million.
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

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Changes in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

4.1	Form of BMP Sunstone Corporation 12.5% Secured Convertible Note due July 1, 2011, as amended (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

4.2	Form of BMP Sunstone Corporation Warrant to Purchase Common Stock, dated February 20, 2009 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2009)

4.3	Form of BMP Sunstone Corporation 12.5% March Exchange Secured Convertible Note due July 1, 2011 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

4.4	Form of BMP Sunstone Corporation 12.5% March Cash Secured Convertible Note due July 1, 2011 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

4.5	Form of BMP Sunstone Corporation 12.5% Subordinated Convertible Note, due July 1, 2011, as amended (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.1	Form of Note Exchange Agreement, dated as of January 20, 2009, by and between BMP Sunstone Corporation and the person identified as the “Noteholder” on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 21, 2009)

10.2	Form of Pledge Agreement, dated as of January 20, 2009, by and among BMP Sunstone Corporation, the Noteholders identified on the signature pages thereto and Les Baledge, as agent for the Noteholders (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on January 21, 2009)

10.3	Equity Transfer Agreement, dated December 19, 2008, by and between Sunstone (Tangshan) Pharmaceutical Co., Ltd. and Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 10, 2009)

10.4	Registered Direct Placement Agency Agreement, dated February 13, 2009, by and among Oppenheimer & Co. Inc., Susquehanna Financial Group, LLLP, Philadelphia Brokerage Corporation and BMP Sunstone Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2009)

10.5	Form of Purchase Agreement, by and between BMP Sunstone Corporation and the person identified as the Investor on the signature page thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on February 17, 2009)

10.6	Form of Note Exchange Agreement, dated as of March 13, 2009, by and between BMP Sunstone Corporation and the person identified as the “Noteholder” on Schedule A thereto Form of BMP Sunstone Corporation 12.5% March Exchange Secured Convertible Note due July 1, 2011 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.7	Form of Purchase Agreement, by and between BMP Sunstone Corporation and the person identified as the “Investor” on the signature page thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.8	Amendment No. 1 to the Pledge Agreement, dated as of March 12, 2009, by and between BMP Sunstone Corporation and Les Baledge, as agent for the Noteholders (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.9	Placement Agency Agreement, dated March 13, 2009, by and between Philadelphia Brokerage Corporation and BMP Sunstone Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.10	Form of Subscription Agreement, as entered into on March 16, 2009, by and between BMP Sunstone Corporation and the person identified as the Investor on the signature page thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.11	Form of Indenture for Senior Debt Securities, by and between BMP Sunstone Corporation and The Bank of New York Mellon, Trustee (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.12	Indenture for Subordinated Debt Securities, as entered into on March 16, 2009, by and between BMP Sunstone Corporation and The Bank of New York Mellon, Trustee (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.13	Form of Officer’s Certificate, as delivered by BMP Sunstone to The Bank of New York Mellon, as trustee, on March 16, 2009 (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on March 16, 2009)

10.14	Form of Allonge to 12.5% Subordinated Convertible Note, as entered into on April 15, 2009, by and between BMP Sunstone and holders of BMP Sunstone’s 12.5% Subordinated Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 16, 2009)

10.15	First Supplemental Indenture, as entered into on April 15, 2009, by BMP Sunstone Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 16, 2009)

31.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE Corporation
Date: May 18, 2009	/s/ DAVID GAO
David Gao
Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2009	/s/ FRED M. POWELL
Fred M. Powell
Chief Financial Officer (Principal Financial and Accounting Officer)