Form 10-Q
period 2009-06-30
BMP Sunstone CORP
filed 2009-08-10
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

The number of shares of common stock of BMP Sunstone Corporation outstanding as of August 7, 2009 was 41,558,905.

BMP SUNSTONE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$8,901	$15,740
Restricted Cash	1,563	1,150
Notes Receivable	12,905	15,797
Accounts Receivable, net of allowance for doubtful accounts of $116 and $127	37,770	30,897
Inventory, net of allowance for obsolescence of $45 and $0	9,498	10,184
Due from Related Parties	1,259	1,834
Other Receivables	2,091	2,168
VAT Receivable	1,141	921
Prepaid Expenses and Other Current Assets	6,683	6,247

Total Current Assets	81,811	84,938
Property and Equipment, net	23,512	22,840
Investment in Alliance BMP Limited, at cost	15,093	15,093
Investment in Shengda	3,003	—
Investments at Cost	146	146
Goodwill	69,958	69,866
Other Assets	619	875
Land Use Rights, net accumulated amortization	2,869	2,002
Intangible Assets, net of accumulated amortization	40,207	41,891

Total Assets	$237,218	$237,651

Liabilities and Equity
Current Liabilities:
Bank Borrowings	$1,841	$11,613
Notes Payable, net of debt discount	—	21,978
Accounts Payable	26,873	27,482
Due to Related Parties	2,658	4,361
Deferred Revenue	128	128
Accrued Expenses	15,201	14,601

Total Current Liabilities	46,701	80,163

Long-Term Debt, including debt premium	29,641	—
Deferred Taxes	9,646	9,856

Total Liabilities	85,988	90,019

Commitments and Contingencies

Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized as of June 30, 2009 and December 31, 2008; 41,558,905 and 40,246,410 Shares Issued and Outstanding as of June 30, 2009 and December 31, 2008, respectively	42	40
Additional Paid in Capital	167,578	160,864
Common Stock Warrants	8,621	9,049
Accumulated Deficit	(34,748)	(31,042)
Accumulated Other Comprehensive Income	9,314	8,721

Total BMP Sunstone Corporation Stockholders’ Equity	150,807	147,632
Noncontrolling interest	423	—

Total Liabilities and Equity	$237,218	$237,651

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net Revenues:
Third Parties	$32,123	$27,137	$67,644	$44,435
Related Parties	360	2,501	4,102	3,292

Total Revenues	32,483	29,638	71,746	47,727
Cost of Goods Sold	18,089	13,077	36,694	23,445

Gross Profit	14,394	16,561	35,052	24,282

Sales and Marketing Expenses	10,300	11,138	23,811	17,099
General and Administration Expenses	4,001	3,819	7,930	6,975

Total Operating Expenses	14,301	14,957	31,741	24,074

Profit From Operations	93	1,604	3,311	208

Other Income (Expense):
Interest Income	84	14	108	62
Interest Expense	(1,058)	(1,611)	(2,475)	(3,180)
Debt Issuance Cost Amortization	(97)	(210)	(225)	(420)
Equity Method Investment Income	65	—	82	675
Loss on Early Extinguishment of Debt	—	—	(4,573)	—
Gain (Loss) on Derivatives	(447)	—	1,204	—

Total Other Expense	(1,453)	(1,807)	(5,879)	(2,863)

Loss Before Provision For Income Taxes	(1,360)	(203)	(2,568)	(2,655)
Provision For Income Taxes	372	1,064	1,154	1,411

Net Loss	$(1,732)	$(1,267)	$(3,722)	$(4,066)

Less: Net Loss Attributable to the Noncontrolling Interest	16	—	16	—

Net Loss Attributable to BMP Sunstone Corporation	$(1,716)	$(1,267)	$(3,706)	$(4,066)

Basic and Fully-Diluted Loss Per Share	$(0.04)	$(0.03)	$(0.09)	$(0.11)

Basic Weighted-average Shares Outstanding	41,539	39,511	41,154	37,304

Diluted Weighted-average Shares Outstanding	50,699	40,850	46,875	38,719

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

($ in thousands)

	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Non controlling Interest	Stock- holder’s Equity
Balance as of December 31, 2008	40,246,410	$40	$160,864	$9,049	$(31,042)	$8,721	$—	$147,632
Stock-Based Compensation	—	—	585	—	—	—	—	585
Common Stock Issuance in connection with private placement	1,118,124	1	2,846	731	—	—	—	3,578
Common Stock Warrants Issuance	—	—	(838)	—	—	—	—	(838)
Cost Incurred in Connection with Stock Issuance	—	—	(579)	—	—	—	—	(579)
Common Stock Issuance in Connection with Debt Financing	135,875	—	417	—	—	—	—	417
Extinguishment of Derivative Liability	—	—	1,555	—	—	—	—	1,555
Net Loss	—	—	—	—	(1,990)	—	—	(1,990)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	245	—	245

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,745)

Balance as of March 31, 2009	41,500,409	$41	$164,850	$9,780	$(33,032)	$8,966	$—	$150,605

Stock-Based Compensation	—	—	599	—	—	—	—	599
Common Stock Warrants Exercised	58,496	1	197	(130)	—	—	—	68
Common Stock Warrants Expired	—	—	1,029	(1,029)	—	—	—	—
Extinguishment of Derivative Liability	—	—	1,342	—	—	—	—	1,342
Noncontrolling Interest			(439)				439	—
Net Loss	—	—	—	—	(1,716)	—	(16)	(1,732)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	348	—	348

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,384)

Balance as of June 30, 2009	41,558,905	$42	$167,578	$8,621	$(34,748)	$9,314	$423	$151,230

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the six months ended June 30
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(3,706)	$(4,066)
Adjustments to Reconcile Net Loss to Net Cash Provided in Operating Activities:
Bad Debt Expense	—	4
Depreciation and Amortization of Property and Equipment	1,153	809
Amortization of Intangible Assets and Inventory at Fair Value	1,772	2,095
Amortization of Debt Discount and Deferred Debt Issuance Costs	630	1,954
Stock-Based Compensation	1,184	1,180
Gain on Fair Value of Derivatives	(1,204)	—
Loss on Early Extinguishment of Debt	4,573	—
Equity Method Investment Income	(82)	(675)
Loss on Disposal of Asset	79	2
Non Controlling Interest	(16)	—
Decrease in Deferred Taxes	(223)	(372)
Increase in Accounts Receivable	(6,873)	(2,188)
Decrease in Notes Receivable	2,914	—
Decrease (Increase) in Inventory	804	(4,033)
Increase in Other Receivables	(185)	(2,677)
Increase in Value Added Tax Receivable	(219)	(554)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	305	(1,671)
(Decrease) Increase in Accounts Payable	(2,195)	5,258
Decrease in Due to Related Parties	(1,132)	(1,299)
Decrease in Deferred Revenue	—	(1,363)
Increase in Accrued Expenses	1,025	1,314

Net Cash Used in Operating Activities	(1,396)	(6,282)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(1,861)	(1,956)
Payment for Land Use Rights	(901)	—
Cash Received in Acquisition of Sunstone China	—	2,132
Investment in Alliance BMP	—	(12,319)
Deposit on Rongheng	—	(1,565)
Note Receivable with Rongheng	—	212
Investment in Shengda	(818)	—

Net Cash Used In Investing Activities	(3,580)	(13,496)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	2,999	—
Net Proceeds from Long Term Debt Issuance	12,031	—
Retirement of Long Term Debt	(11,350)	—
Increase in Restricted Cash	(413)	—
Net Proceeds from Exercise of Warrants and Options	68	541
Payments on Note Payable	—	475
Net Payments on bank borrowings	(5,407)	—

Net Cash (Used in) Provided by Financing Activities	(2,072)	1,016

Effect of exchange rate changes on cash	209	627

Net Decrease in Cash and Equivalents	(6,839)	(18,135)
Cash and Equivalents, Beginning	15,740	22,837

Cash and Equivalents, Ending	$8,901	$4,702

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$3,191	$1,800
Interest	$2,307	$1,463

Non-Cash Investing and Financing Activities:
Issuance of January Exchange Notes for 10.0% Notes	$10,650	—
Issuance of March Exchange Notes for 10.0% Notes	$1,000	—

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, the “Company,” “we” or “our”) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”) and Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2008 and 2007, and for each of the three years for the period ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2009. The condensed consolidated balance sheet of the Company at December 31, 2008, presented with in this report on Form 10-Q has been derived from audited financial statements at that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of June 30, 2009 and 2008, as the Company has incurred a net loss during the three month and six month period then ended, and their inclusion would have been anti-dilutive.

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS No. 157, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. Management has adopted SFAS No. 157 as of the effective date, as it relates to nonfinancial assets and nonfinancial liabilities and there was no significant impact on the Company’s financial statements. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The fair value of cash equivalents and restricted cash was $10.5 million at June 30, 2009. These financial instruments are classified in Level 1 of the fair value hierarchy described above.

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

The Company adopted Statement 141R as of the required effective date of January 1, 2009. The adoption of Statement 141R did not have any significant impact on the Company’s consolidated balance sheets, statement of operations or disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of Useful Life of Intangible Assets, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP No. FAS 142-3 as of the required effective date of January 1, 2009 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock , or EITF Issue No. 07-5. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, or SFAS No. 133, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has adopted this EITF as of January 1, 2009 in its evaluation of its derivatives.

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

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, or EITF Issue No. 08-4. The objective of this EITF is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, or EITF Issue No. 98-5, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, or EITF Issue No. 00-27, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS No. 150. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company adopted EITF Issue No. 08-4 as of the required effective date of January 1, 2009 and it did not have a material impact on its consolidated financial position and results of operation.

In November 2008, the FASB issued EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary, or EITF Issue No. 08-8. EITF Issue No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF Issue No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has adopted EITF Issue No. 08-8 and it did not have a material impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. The Company has adopted FSP FAS 107-1 and APB 28-1 as of the required effective date of June 15, 2009. See Note 4 for discussion of fair value measurements of our derivative instruments.

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were issued. Other than the agreement described in Note 10, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

2. Acquisitions:

Acquisition of Zhangjiakou Shengda Pharmaceutical Co., Ltd

On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Zhangjiakou Shengda Pharmaceutical Co., Ltd. (“Shengda”) for RMB 20.0 million (or $2,920,000 as of February 16, 2009) in cash. On February 16, 2009 we received the business license of Shengda and closed on the acquisition. Shengda has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.

The purchase price is payable in installments:

•	RMB 6 million (or $875,000 as of December 31, 2008) was payable within 15 business days following the signing of the Equity Transfer Agreement and was paid as of December 31, 2008;

•

RMB 14 million (or $2,045,000 as of June 30, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of three shareholders of Shengda. The investment in Shengda was accounted for in accordance with Accounting Principles Board Opinion 18 under the equity method of accounting. Our total investment in Shengda was $3,003,000 as of June 30, 2009, of which we had paid $1,696,000. There were no acquisition costs incurred during the three or six months ended June 30, 2009.

The following table summarizes the allocation of the purchase price for the proportionate share of Shengda’s net assets acquired at fair value.

		($ in thousands)
Purchase Price		$2,920
Less:	Fair value of identifiable assets
	Cash	398
	Accounts receivable	68
	Other receivable	84
	Prepaid expenses and other assets	38
	Inventory	512
	Fixed assets	743

		1,843
Plus:	Fair value of liabilities assumed
	Accounts payable	275
	Accrued liabilities and other payables	432

		707

Excess of cost over fair value of net assets acquired excluding intangible assets		$1,784

The following is the relative fair value of the identifiable intangible assets as of the date of acquisition.

	Weighted Average Amortization Period	June 30, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets
Completed Technology	11.8 Years	983	30	953
Trademark	11.8 Years	357	10	347
In Process Research and Development	16.0 Years	209	4	205
Customer Relationship	5 Years	192	40	152
GMP License	2 Years	43	7	36

Intangible Assets		$1,784	$91	$1,693

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 16, 2009 through June 30, 2009. Prior to purchase accounting adjustments Shengda generated net income of $474,000, or $237,000 for our 50% equity ownership. The total of amortization for the period was $155,000 which resulted in equity method investment income of $82,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 16 through June 30, 2009	$237
Less adjustments of excess fair value:
Inventory sold	(61)
Depreciation and amortization expense on buildings and intangible assets, including land use rights	(94)

Total equity method investment income	$82

Acquisition of Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd.

On April 12, 2009, Sunstone entered into a joint venture agreement with Tangshan Yangguang Fulai Business Consultants Co., Ltd. (Tangshan SunshineFly) to establish Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd. (Sunstone Fulai), located in Yutian County, Tangshan. Sunstone Fulai is owned 70% by Sunstone and 30% by Tangshan SunshineFly. The joint venture agreement requires Sunstone to inject RMB 35 million (or $5.2 million as of April 15, 2009) and Tangshan SunshineFly to contribute technology with an estimated value of RMB 15 million (or $2.2 million as of April 15, 2009). On April 16, 2009, Sunstone Fulai received the business license.

Sunstone’s capital contribution is payable in installments:

•	RMB 10 million (or $1,462,000 as of April 15, 2009) was paid April 15, 2009;

•	RMB 10 million (or $1,461,000 as of July 21, 2009) was paid as of July 21, 2009;

•	RMB 10 million (or $1,461,000 as of June 30, 2009) is payable December 15, 2009; and

•	RMB 5 million (or $730,000 as of June 30, 2009) is payable December 15, 2010.

In acquiring our 70 percent interest in Sunstone Fulai, Sunstone has agreed to inject RMB 35 million of which RMB 10 million was injected as of June 30, 2009. Tangshan SunshineFly will contribute production technology at a later date once the manufacturing facility is completed. For financial reporting purposes, we have accounted for Sunstone Fulai as a consolidated subsidiary from April 16, 2009 through June 30, 2009.

The noncontrolling interest of Tangshan SunshineFly represents the fair value of 30 percent of Sunstone’s cash injection in April 2009 or RMB 3 million (or $439,000 as of April 16, 2009) adjusted for 30% of the net loss of Sunstone Fulai. For the period April 16, 2009 through June 30, 2009, Sunstone Fulai generated a loss of $52,000.

($ in thousands)
Noncontrolling interest:
30% of Sunstone’s April 16 payment allocated to Tangshan SunshineFly	$439
Less: Loss in Sunstone Fulai for the period April 16, 2009 through June 30, 2009	(16)

Noncontrolling interest	423

Pro forma results have not been included as Sunstone Fulai manufacturing plant is currently being constructed and is expected to be completed in 2010.

3. Segment Information:

The Company has three reportable segments; (i) the branded OTC sale reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China.

Branded OTC Segment (Sunstone)

The chief operating decision maker for the Branded OTC segment is the President and Chief Operating Officer of the Company, whose function is to allocate resources to, and assess the performance of, Sunstone and Sunstone Fulai. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products. Sunstone’s revenues are seasonal with the majority of sales related to cough, cold and flu products.

Pharmaceutical Distribution Segment (Wanwei and Rongheng)

The chief operating decision makers for the Pharmaceutical Distribution segment are the General Managers of Wanwei and Rongheng, whose function is to allocate resources to, and assess the performance of, their respective business. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from different suppliers, is the primary business activity of Wanwei and Rongheng. Pharmaceutical Distribution operates in a high volume and low margin environment.

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

The following tables present reportable segment information for the periods indicated:

	Revenue Three months ended June 30,		Revenue Six months ended June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Branded OTC (i)	$16,810	$19,612	$41,337	$29,069
Pharmaceutical Distribution (ii)	15,758	9,966	30,516	18,598
Licensed Products	1,292	424	2,320	743
Eliminations	(1,377)	(364)	(2,427)	(683)

Total Revenue	$32,483	$29,638	$71,746	$47,727

	Operating Income (Loss) Three months ended June 30,		Operating Income (Loss) Six months ended June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Branded OTC (i)	$2,435	$4,053	$7,680	$5,336
Pharmaceutical Distribution (ii)	33	2	(89)	(388)
Licensed Products	(18)	(621)	50	(1,316)
Corporate	(2,091)	(1,318)	(4,103)	(2,724)
Eliminations	(266)	(512)	(227)	(700)

Total Operating Profit	$93	$1,604	$3,311	$208

(i)	Sunstone’s Revenues and operating income for the six months ended June 30, 2008 is for the period February 18, 2008 through June 30, 2008. Sunstone Fulai is included for the period April 16, 2009 through June 30, 2009.

(ii)	Revenues and operating income includes Wanwei for the six months ended June 30, 2009 and 2008, and Rongheng for the six months ended June 30, 2009.

4. Long Term Debt

On January 20, 2009, BMP Sunstone Corporation (the “Parent”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Note holders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

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

Based upon the original terms of the January Exchange Notes, a Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per Common Share for which the Company sells Common Shares in any offering.

Notwithstanding the foregoing, pursuant to certain amendments to the January Exchange Notes, dated as of January 29, 2009, if the conversion price of the January Exchange Notes would result, upon conversion of all such notes, in the issuance of Common Shares in amount equal to or greater than 8,049,282 Common Shares (which was equal to 20.00% of 40,246,410, which was the number of outstanding Common Shares on the date thereof), the conversion price shall be increased to $1.33 (which is equal to the principal amount of the January Exchange Notes of $10,650,000 divided by 8,049,282 increased to the nearest whole cent), which would result, upon conversion of all of the January Exchange Notes, in the issuance of Common Shares in an aggregate amount less than 20.00% of the outstanding Common Shares on the date thereof. The January Exchange Notes were further amended by that certain January Exchange Note Second Amendment (as defined below) and that certain January Exchange Note Third Amendment (as defined below).

At the date of issuance of the January Exchange Notes , the Company was subject to the terms of an embedded derivative instrument due to the fact that the related contract was not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.

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

The Company amended the January Exchange Notes (the “January Exchange Notes Second Amendment”) such that the definition of certain terms and the mechanics of conversion of the January Exchange Notes parallel those in the March Exchange Notes and to restrict the issuance of Company securities to officers and directors of the Company below an effective price of $3.00 per common share. A Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $3.00. The Company further amended the January Exchange Notes on May 14, 2009 (the “January Exchange Notes Third Amendment”) such that the conversion price was set at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to or less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in amended note agreement of the January Exchange Notes) until December 31, 2009. The January Exchange Notes Third Amendment was effective as of March 13, 2009.

As of March 13, 2009, the derivative liability was extinguished and recorded as additional paid-in capital, in accordance with EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133.

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

As of June 30, 2009 Liability Derivatives
	Balance Sheet Location	Fair Value
($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	None

Total derivatives

The effect of the derivative instrument on the consolidated statements of operations for the six months ended June 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement for the Six Months Ended June 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Income (Expense)	$1,707

Total		$1,707

The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the six months ended June 30, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of June 30, 2009	$0

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the January Exchange Notes entered into on January 20, 2009 were substantially different from the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations for the six months ended June 30, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the six months ended June 30, 2009.

As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to fix the conversion price option at $3.00.

Based on evaluation under EITF 96-19, the terms of the January Exchange Notes, as amended and effective on March 13, 2009, were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations for the six months ended June 30, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the six months ended June 30, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $34,000 and $41,000 was recorded, for the three months ended June 30, 2009 and the period from March 13, 2009 through June 30, 2009, respectively.

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

Each note holder of a March Public Note is entitled, at his option, at any time after the close of business on May 15, 2009, to convert the March Public Notes (or any portion of the principal amount thereof which is $1,000 or an integral multiple thereof) into fully paid and non-assessable common shares of the Company, at a conversion price per share equal to $3.00.

On May 14, 2009, the Company amended the terms of the March Public Notes to fix the conversion price at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in the amended agreement) until December 31, 2009. The amendment of the March Public Notes was effective as of March 16, 2009.

On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Note holders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes. The Company recorded the fair value of the amended notes at $1,026,000 as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of such notes. Amortization of debt premium of $4,000 was recorded for the three months ended June 30, 2009 and the period from March 13, 2009 through June 30, 2009.

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

The Company amended the March Exchange Notes (the “March Exchange Note Amendment”) and the March Cash Notes (the “March Cash Note Amendment”) on May 14, 2009. The terms of the March Exchange Note Amendment and March Cash Note Amendment are substantially similar to the terms of the January Exchange Note Third Amendment. The March Exchange Note Amendment was effective as of March 13, 2009 and the March Cash Note Amendment was effective as of March 16, 2009.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations in the six months ended June 30, 2009.

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the six months ended June 30, 2009.

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 a 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by assets of Sunstone. The loan does not contain any covenants. As of June 30, 2009, RMB 30,000,000 (or $4,383,000) is outstanding and is due May 2011.

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

At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the period ended March 31, 2009. The loss on derivatives of $447,000 and $504,000 was recorded, for the three months ended June 30, 2009 and for the period February 20, 2009 through June 30, 2009.

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

After 90 days from the issuance of the warrants or May 21, 2009, the warrant option reprice provisions expired and the warrant was deemed to be indexed to its own stock, accordingly the warrant liability was extinguished in the amount of $1,342,000 and recorded as additional paid in capital.

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

As of June 30, 2009 Liability Derivatives
	Balance Sheet Location	Fair Value
($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	None

Total derivatives

The effect of the derivative instrument on the consolidated statements of operations for the six months ended June 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement Six Months Ended June 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Income (Expense)	$(504)

Total		$(504)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.

As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the six months ended June 30, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	838
Change in Fair Value of Derivative Liability	504
Extinguishment of Derivative Liability	(1,342)

Balance as of June 30, 2009	$—

6. Accrued Expenses

Accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Accrued salary and related expenses	$1,629	$1,152
Accrued professional fees	344	418
Accrued taxes and related expenses	2,032	7,112
Accrued social welfare and related expenses	1,078	1,409
Accrued advertising	1,477	1,093
Accrued travel and entertainment	2,188	881
Accrued marketing	2,407	66
Accrued sales office expenses	2,626	823
Accrued interest expense	569	383
Accrued other	851	1,264

Total Accrued expenses	$15,201	$14,601

7. Shareholders’ Equity

The following table shows weighted average basic shares for the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average basic shares	41,538,978	39,510,707	41,154,170	37,303,504

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were included in the computation of diluted weighted average shares outstanding. The potential common shares related to the convertible notes are included in the computation of the diluted weighted average shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Number of shares	9,159,881	1,339,563	5,720,914	1,415,876
Range of exercise price	$1.15-$4.00	$1.15 - $5.84	$1.15- $3.49	$1.15 - $7.48

8. Stock-Based Compensation:

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through June 30, 2009 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.87%	3.14-3.22%	1.87%	2.36-3.22%
Expected Volatility	78%	55%	78%	55%
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted for the three and six months ended June 30, 2009 was $2.21. The weighted average estimated fair value of the options granted for the three and six months ended June 30, 2008 was $3.70 and $3.83, respectively.

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

A summary of the options issued by the Company for the six months ended June 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	3,157,801	$5.17	7.18	$5,796,000
Granted	—	—		—
Exercised	—	—		—
Canceled	605	10.90

Outstanding on March 31, 2009	3,157,196	$5.17	6.94	$2,172,000
Granted	310,000	3.49
Exercised	—	—
Canceled	4,919	7.45

Outstanding on June 30, 2009	3,462,277	5.02	6.96	4,828,000

Exercisable on June 30, 2009	2,187,439	3.90	5.95	3,358,000

The total fair value of shares vested during the three months ended June 30, 2009 was $1,021,000. A summary of the status of the Company’s non-vested shares as of June 30, 2009 is presented below:

	Nonvested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,354,271	$4.57
Granted	310,000	2.21
Vested	383,909	4.16
Canceled	5,524	5.08

Non-vested at June 30, 2009	1,274,838	$4.12

The unrecognized share-based compensation cost related to unvested stock options at June 30, 2009 is $4,814,000 and will be recognized over a weighted average of 2.5 years.

9. Related Party Transactions

On July 5, 2008, the Company acquired 63.3% of Rongheng. Based upon the Share Transfer and Capital Increase Agreement related to Rongheng, the Company agreed to a guarantee arrangement for the outstanding debt due to Rongheng International Trade Co. Ltd of Orient International Holding Co. (“RHIT”) and Shanghai CAS Shenglongda Biotech Group Co, Ltd (“Shenglongda”). The amounts due to RHIT and Shenglongda are summarized as follows:

Balance at June 30, 2009
($ amounts in thousands)	($ in thousands)
Amounts due to related parties:
Due to RHIT	$1,359
Due to Shenglongda	387

$1,746

During the three and six months ended June 30, 2009, the Company sold $360,000 and $4,102,000, respectively, in pharmaceutical products to related party entities of the Company’s President, Zhiqiang Han (“Han”).

During the three and six months ended June 30, 2009 the Company leased office space in Beijing from an entity controlled by Zhijun Tong (“Tong”), a Company director, for $23,000 and $46,000, respectively. At June 30, 2009, the Company had balances due from and due to Han.

The balances due from and due to Han are summarized as follows:

Balance at June 30, 2009
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$1,259

Amounts due to related parties:
Due to Han and entities controlled by Han	$474

$474

During the six months ended June 30, 2009 the Company received an advance payment for the purchase of inventory of $438,000 from Shengda. The $438,000 remains outstanding as of June 30, 2009.

10. Subsequent Event

On August 3, 2009, the Company entered into a Share Purchase Agreement with Alliance Unichem for the sale of its 20% ownership in Alliance BMP Limited, an investment vehicle based in the United Kingdom. The total sale price of $15.1 million approximates the carrying value of the investment at June 30, 2009 and payments will be received over a one year period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements regarding derivative liabilities and accounting treatment thereof, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Financial Overview

Our future success will depend on the continued growth of Sunstone’s OTC and our Licensed Products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Sunstone’s revenues are seasonal with the majority of sales related to cough, cold and flu products. Through the acquisition of Shengda we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect the acquisition of Shengda will enrich our product brands.

We believe our Licensed Products segment will continue to have significant continued growth. During 2008 and 2009, we have made significant adjustments to strengthen our sales and marketing capability by focusing on obstetrics and gynecology. In addition, we have pursued a strategy of consolidating our sales and marketing teams so that we can achieve higher growth and profitability. In addition, we are actively searching for new pharmaceutical products from foreign pharmaceutical companies for licensing into China.

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

The purchase price is payable in installments:

•	RMB 6 million (or $875,000 as of December 31, 2008) was payable within 15 business days following the signing of the Equity Transfer Agreement and was paid as of December 31, 2008;

•

RMB 14 million (or $2,045,000 as of June 30, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of three shareholders of Shengda. The investment in Shengda was accounted for in accordance with APB 18 under the equity method of accounting. Our total investment in Shengda was $3,003,000 as of June 30, 2009, of which we had paid $1,696,000. There were no acquisition costs incurred during the three or six months ended June 30, 2009.

On April 12, 2009, Sunstone entered into a joint venture agreement with Tangshan Yangguang Fulai Business Consultants Co., Ltd. (Tangshan SunshineFly) to establish Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd. (Sunstone Fulai) located in Yutian County, Tangshan. Sunstone Fulai is owned 70% by Sunstone and 30% by Tangshan SunshineFly. The joint venture agreement requires Sunstone to inject RMB 35 million (or $5.2 million as of April 15, 2009) and Tangshan SunshineFly to contribute technology with an estimated value of RMB 15 million (or $2.2 million as of April 15, 2009). On April 16, 2009, Sunstone Fulai received the business license.

Sunstone’s capital contribution is payable in installments:

•	RMB 10 million (or $1,462,000 as of April 15, 2009) was paid April 15, 2009;

•	RMB 10 million (or $1,461,000 as of July 21, 2009) was paid as of July 21, 2009;

•	RMB 10 million (or $1,461,000 as of June 30, 2009) is payable December 15, 2009; and

•	RMB 5 million is (or $730,000 as of June 30, 2009) payable December 15, 2010.

In acquiring our 70 percent interest in Sunstone Fulai, Sunstone has agreed to inject RMB 35 million of which RMB 10 million was injected as of June 30, 2009. Tangshan SunshineFly will contribute production technology at a later date once the manufacturing facility is completed. For financial reporting purposes, we have accounted for Sunstone Fulai as a consolidated subsidiary from April 16, 2009 through June 30, 2009.

The noncontrolling interest of Tangshan SunshineFly represents the fair value of 30 percent of Sunstone’s cash injection in April 2009 or RMB 3 million (or $439,000 as of April 16, 2009) adjusted for 30% of the net loss of Sunstone Fulai. For the period April 16, 2009 through June 30, 2009, Sunstone Fulai generated a loss of $52,000.

Sale of Alliance BMP Limited

On August 3, 2009, the Company entered into a Share Purchase Agreement with Alliance Unichem for the sale of its 20% ownership in Alliance BMP Limited, an investment vehicle based in the United Kingdom. The total sale price was $15.1 million, approximating the carrying value of the investment at June 30, 2009. The payments will be received over a one year period.

Liquidity and Capital Resources

Cash

As of June 30, 2009, we had unrestricted cash and cash equivalents of approximately $8.9 million which represented 3.8% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.

Long Term Debt

On January 20, 2009, BMP Sunstone Corporation (the “Parent”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Note holders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

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

Based upon the original terms of the January Exchange Notes, a Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues Common Shares in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of Common Shares in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per Common Share for which the Company sells Common Shares in any offering.

Notwithstanding the foregoing, pursuant to certain amendments to the January Exchange Notes, dated as of January 29, 2009, if the conversion price of the January Exchange Notes would result, upon conversion of all such notes, in the issuance of Common Shares in amount equal to or greater than 8,049,282 Common Shares (which was equal to 20.00% of 40,246,410, which was the number of outstanding Common Shares on the date thereof), the conversion price shall be increased to $1.33 (which is equal to the principal amount of the January Exchange Notes of $10,650,000 divided by 8,049,282 increased to the nearest whole cent), which would result, upon conversion of all of the January Exchange Notes, in the issuance of Common Shares in an aggregate amount less than 20.00% of the outstanding Common Shares on the date thereof. The January Exchange Notes were further amended by that certain January Exchange Note Second Amendment (as defined below) and that certain January Exchange Note Third Amendment (as defined below).

At the date of issuance of the January Exchange Notes , the Company was subject to the terms of an embedded derivative instrument due to the fact that the related contract was not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.

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

The Company amended the January Exchange Notes (the “January Exchange Notes Second Amendment”) such that the definition of certain terms and the mechanics of conversion of the January Exchange Notes parallel those in the March Exchange Notes and to restrict the issuance of Company securities to officers and directors of the Company below an effective price of $3.00 per common share. A Note holder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $3.00. The Company further amended the January Exchange Notes on May 14, 2009 (the “January Exchange Notes Third Amendment”) such that the conversion price was set at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to or less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in amended note agreement of the January Exchange Notes) until December 31, 2009. The January Exchange Notes Third Amendment was effective as of March 13, 2009.

As of March 13, 2009, the derivative liability was extinguished and recorded as additional paid-in capital, in accordance with EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133.

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

As of June 30, 2009 Liability Derivatives
	Balance Sheet Location	Fair Value
($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	None

Total derivatives

The effect of the derivative instrument on the consolidated statements of operations for the six months ended June 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement for the Six Months Ended June 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Embedded Derivative	Other Income (Expense)	$1,707

Total		$1,707

The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the six months ended June 30, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of June 30, 2009	$0

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the January Exchange Notes entered into on January 20, 2009 were substantially different from the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations for the six months ended June 30, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the six months ended June 30, 2009.

As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to fix the conversion price option at $3.00.

Based on evaluation under EITF 96-19, the terms of the January Exchange Notes, as amended and effective on March 13, 2009, were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations for the six months ended June 30, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the six months ended June 30, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $34,000 and $41,000 was recorded, for the three months ended June 30, 2009 and the period from March 13, 2009 through June 30, 2009 respectively.

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

Each note holder of a March Public Note is entitled, at his option, at any time after the close of business on May 15, 2009, to convert the March Public Notes (or any portion of the principal amount thereof which is $1,000 or an integral multiple thereof) into fully paid and non-assessable common shares of the Company, at a conversion price per share equal to $3.00.

On May 14, 2009, the Company amended the terms of the March Public Notes to fix the conversion price at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in the amended agreement) until December 31, 2009. The amendment of the March Public Notes was effective as of March 16, 2009.

On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Note holders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes. The Company recorded the fair value of the amended notes at $1,026,000 as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of such notes. Amortization of debt premium of $4,000 was recorded for the three months ended June 30, 2009 and the period from March 13, 2009 through June 30, 2009.

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

The Company amended the March Exchange Notes (the “March Exchange Note Amendment”) and the March Cash Notes (the “March Cash Note Amendment”) on May 14, 2009. The terms of the March Exchange Note Amendment and March Cash Note Amendment are substantially similar to the terms of the January Exchange Note Third Amendment. The March Exchange Note Amendment was effective as of March 13, 2009 and the March Cash Note Amendment was effective as of March 16, 2009.

In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations in the six months ended June 30, 2009.

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the six months ended June 30, 2009.

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 a 5.4% annual rate of interest and pays interest monthly. The Company’s obligations under the debt are secured by assets of Sunstone. The loan does not contain any covenants. As of June 30, 2009, RMB 30,000,000 (or $4,383,000) is outstanding and is due May 2011.

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

At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. That amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the period ended March 31, 2009. The loss on derivatives of $447,000 and $504,000 was recorded, for the three months ended June 30, 2009 and for the period February 20, 2009 through June 30, 2009.

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

After 90 days from the issuance of the warrants, or May 21, 2009 the warrant option reprice provisions expired and the warrant was deemed to be indexed to its own stock, accordingly the warrant liability was extinguished in the amount of $1,342,000 and recorded as additional paid capital.

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

As of June 30, 2009 Liability Derivatives
	Balance Sheet Location	Fair Value
($ in thousands)
Derivatives designated as hedging instruments under FAS 133:
None
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	None

Total derivatives

The effect of the derivative instrument on the consolidated statements of operations for the six months ended June 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement Six Months Ended June 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Income (Expense)	$(504)

Total		$(504)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.

As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the six months ended June 30, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	838
Change in Fair Value of Derivative Liability	504
Extinguishment of Derivative Liability	(1,342)

Balance as of June 30, 2009	$—

Cash Flow

We anticipate that our June 30, 2009 balance of approximately $8,901,000 in unrestricted cash and cash equivalents and $15.1 million cash provided as a result of the August 3, 2009 transaction with Alliance Unichem will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

Net cash used in operating activities was $1,396,000 for the six months ended June 30, 2009. This amount reflected our loss of $3,706,000, offset by $7,866,000 in net non-cash charges including loss on early extinguishment of debt of $4,573,000, gain on fair value of derivatives of $1,204,000, amortization of intangible assets of $1,772,000, amortization of debt discount and debt issuance costs of $630,000, stock based compensation expense of $1,184,000, depreciation and amortization of equipment and leasehold improvements of $1,153,000, decrease in deferred taxes of $223,000, equity method investment income of $82,000, loss on disposal of asset of $79,000 and noncontrolling interest of $16,000. In addition, we generated $5,048,000 of operating cash as result in changes in certain of our operating assets and liabilities during the six months ended June 30, 2009. The most significant changes were the increase in accrued expenses of $1,025,000 and decreases in other assets of $305,000, inventory of $804,000 and notes receivable of $2,914,000. Offsetting these changes were increases in accounts receivable of $6,873,000, VAT receivable of $219,000, other receivables of 185,000 and decreases in accounts payable of $2,195,000 and due to related parties of $1,132,000.

Cash used in investing activities was $3,580,000 and reflects the acquisition of property, plant and equipment of $2,762,000 and the payment for Shengda of $818,000.

Net cash used in financing activities was $2,072,000, which consisted of proceeds from the exercise of warrants of $68,000, net proceeds from the issuance of common stock of $2,999,000, proceeds from the issuance of long term debt of $12,031,000, offset by the repayment of long term debt of $11,350,000 net payments on bank borrowings of $5,407,000 and the increase of restricted cash of $413,000.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements contained in this quarterly report on Form 10-Q. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements and also in Note 1 to the consolidated financial statements contained in this quarterly report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Valuation of the Embedded and Warrant Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the Black-Scholes option pricing model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract), includes the right to convert the note by the holder. In accordance with FASB Statement No. 133, FAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. Based on FAS 133 and EITF 07-5, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period.

Notes receivable

As of June 30, 2009 we had notes receivable of approximately $12.9 million which represented 5.4% of our total assets. Notes Receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of June 30, 2009, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
($ amounts in thousands)	2009	2008	2009	2008
Net Revenues	$32,483	$29,638	100.0%	100.0%
Cost of Sales	18,089	13,077	55.7%	44.1%

Gross Margin	14,394	16,561	44.3%	55.9%

Sales and Marketing Expenses	10,300	11,138	31.7%	37.6%
General and Administrative Expenses	4,001	3,819	12.3%	12.9%

Total Operating Expenses	14,301	14,957	44.0%	50.5%

Profit From Operations	93	1,604	0.3%	5.4%
Other Income (Expense):
Interest Income	84	14	0.3%	0.0%
Interest Expense	(1,058)	(1,611)	-3.3%	-5.4%
Debt Issuance Cost Amortization	(97)	(210)	-0.3%	-0.7%
Equity Method Investment Income	65	—	0.2%	0.0%
Loss on Early Extinguishment of Debt	—	—	0.0%	0.0%
Gain on Derivatives	(447)	—	-1.4%	0.0%

Total Other Expense	(1,453)	(1,807)	-4.5%	-6.1%

Loss Before Provision for Income Taxes	(1,360)	(203)	-4.2%	-0.7%
Provision for Income Taxes	372	1,064	-1.1%	-3.6%

Net Loss	$(1,732)	$(1,267)	-5.3%	-4.3%

Net Revenues

Net revenue was approximately $32,483,000 for the three months ended June 30, 2009 as compared with approximately $29,638,000 for the three months ended June 30, 2008. Revenue by product categories was as follows:

	Three months ended June 30,		$ Increase/ (Decrease)	% Change
($ amounts in thousands)	2009	2008
Branded OTC Sales	$16,810	$19,612	$(2,802)	-14.3%
Distribution products	14,122	8,657	5,465	63.1%
Licensed products	1,551	1,369	182	13.3%

	$32,483	$29,638	$2,845	9.6%

Branded OTC Sales. Sunstone revenues were $16,810,000 for the three months ended June 30, 2009 as compared to $19,612,000 for the three months ended June 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which accounted for approximately 83.8% of Sunstone’s revenue for the period. This reduction in Sunstone revenues is due to the market uncertainty resulting from the upcoming health care reform in the People’s Republic of China. During the three months ended June 30, 2009, distributors reduced inventory on hand in an effort to acquire products in the future at a lower price, if the products are included in the Essential Drug List. The Company believes inventory at distributors was reduced from six weeks sales to three weeks sales during the three months ended June 30, 2009.

Distribution Products. Distribution revenue for the three months ended June 30, 2009, excluding licensed products, was $14,122,000 as compared to $8,657,000 for the three months ended June 30, 2008, an increase of 63.1%. For the three months ended June 30, 2009 the results include Wanwei and Rongheng as compared to the three months ended June 30, 2008 which only include the results of Wanwei. Rongheng was acquired in July 2008. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrochloride, which collectively accounted for 24.5% of Rongheng’s revenue for the three months, ended June 30, 2009. Wanwei’s top five products excluding our licensed products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong Capsule which collectively accounted for 38.2% of Wanwei’s revenue for the three months ended June 30, 2009. For the three months ended June 30, 2008 Wanwei’s top five products accounted for 42.0% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, Galake for mild to moderate pain and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $1,551,000 for the three months ended June 30, 2009 as compared to $1,369,000 for the three months ended June 30, 2008, an increase of 13.3%. As of June 30, 2009 there were 506 and 650 hospitals selling Propess and Anpo respectively, versus 452 and 481, respectively, as of June 30, 2008.

Cost of Goods Sold:

	Three months ended June 30,
($ amounts in thousands)	2009	2008 (1)	$ Increase (Decrease)	% Change
Branded OTC
Revenues	$16,810	$19,612	$(2,802)	-14.3%
Cost of Sales	4,115	4,294	(179)	-4.2%

Gross Profit	$12,695	$15,318	$(2,623)	-17.1%

Gross Margin%	75.5%	78.1%

Distribution (1)
Revenues	$14,122	$8,657	$5,465	63.1%
Cost of Sales	13,395	8,176	5,219	63.8%

Gross Profit	$727	$481	$246	51.1%

Gross Margin%	5.1%	5.6%

Licensed Products
Revenues	$1,551	$1,369	$182	13.3%
Cost of Sales	579	607	(28)	-4.6%

Gross Profit	$972	$762	$210	27.6%

Gross Margin%	62.7%	55.7%

Total
Revenues	$32,483	$29,638	$2,845	9.6%
Cost of Sales	18,089	13,077	5,012	38.3%

Gross Profit	$14,394	$16,561	$(2,167)	-13.1%

Gross Margin%	44.3%	55.9%

(1)	Revenues and cost of goods sold for the Distribution segment includes Wanwei for the three months ended June 30, 2009 and 2008 and Rongheng for the period April 1, 2009 through June 30, 2009.

Cost of goods sold was approximately $18,089,000 for the three months ended June 30, 2009 as compared with $13,077,000 for the three months ended June 30, 2008. The gross profit for the three months ended June 30, 2009 was 44.3% as compared to 55.9% for the three months ended June 30, 2008. Cost of goods sold includes Rongheng for the three months ended June 30, 2009. Rongheng was acquired in July 2008. The gross profit for the three months ended June 30, 2009 of Sunstone products was $12,695,000, which included $115,000 of amortization of intangibles resulting from the Sunstone acquisition. The gross profit for the three months ended June 30, 2008 of Sunstone was $15,318,000, which included $107,000 of amortization of intangibles resulting from the Sunstone acquisition. The gross profit for Sunstone was 75.5% for the three months ended June 30, 2009 as compared to 78.1% for the three moths ended June 30, 2008.

The gross profit for the three months ended June 30, 2009 for distribution was $727,000 as compared to $481,000 for the three months ended June 30, 2008. The gross margin for the distribution was 5.1% for the three months ended June 30, 2009 as compared to 5.6% for the three months ended June 30, 2008.

The gross profit for the three months ended June 30, 2009 for licensed products was $972,000 as compared to $762,000 for the three months ended June 30, 2008. The gross margin for licensed products was 62.7% for the three months ended June 30, 2009 as compared to 55.7% for the three months ended June 30, 2008. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high gross profit products. In addition, the Company introduced a higher gross profit version of Propess in 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $10,300,000 for the three months ended June 30, 2009 as compared with $11,138,000 for the three months ended June 30, 2008. Sales and marketing expenses include Rongheng for the three months ended June 30, 2009. Rongheng was acquired in July 2008. Selling and Marketing expenses as a percentage of net revenues decreased to 31.7% for the three months ended June 30, 2009 as compared to 37.6% for the three months ended June 30, 2008. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $9,212,000 or 89.4% of sales and marketing expenses for the three months ended June 30, 2009 as compared to $10,062,000 or 90.3% for the three months ended June 30, 2008. The most significant sales and marketing expense decreases for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 are as follows: marketing $1,555,000 and transportation $252,000. Advertising increased $987,000 for the three months ended June 30, 2009 as compared to 2008. The changes in marketing and advertising expenses from 2008 to 2009 is the result of the timing of expenditures at Sunstone.

General and Administrative Expenses:

General and administrative expenses were approximately $4,001,000 for the three months ended June 30, 2009 as compared to $3,819,000 for the three months ended June 30, 2008. General and administrative expenses include $97,000 for Rongheng for the three months ended June 30, 2009. Rongheng was acquired in July 2008. General and administrative expenses as a percentage of net revenues decreased to 12.3% for the three months ended June 30, 2009 as compared to 12.9% for the three months ended June 30, 2008. Salary and related expenses increased $325,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 which was the result of Rongheng acquisition and the expansion of our administrative and corporate staff in China. Research and development expenses increased $422,000 for the three months ended June 30, 2009 as compared to three months ended June 30, 2008. Office expenses decreased $233,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, which included receiving a $70,000 grant from the government for installing energy efficient cooling system. Business taxes decreased $265,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, which included receiving a VAT tax refund of $126,000 for purchasing domestic manufactured production equipment.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents and debt premium amortization. We received interest income on our balances of cash and cash equivalents of $46,000 during the three months ended June 30, 2009 and $14,000 for the three months ended June 30, 2008. As of June 30, 2009, the unamortized debt premium amounted to $258,000. Total premium amortization was $38,000 for the three months ended June 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financings. We had interest expense of $1,058,000 for the three months ended June 30, 2009 and $1,611,000 for the three months ended June 30, 2008, of which total amortization of debt discount was $0 for the three months ended June 30, 2009 as compared to $767,000 for the three months ended June 30, 2008.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $939,000 as of June 30, 2009 and $97,000 of debt issuance costs had been amortized for the three months ended June 30, 2009 as compared to $210,000 for the three months ended June 30, 2008.

Loss on Derivatives:

The loss on derivative liability is in connection with the warrants which were issued as part of the common stock issuance as of February 2009. The loss on derivatives was $447,000 for the three months ended June 30, 2009.

Equity Method Investment Income:

Our 50% investment in Shengda is included in our financial statements under the equity method of accounting for the three months ended June 30, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $334,000, or $167,000 for our 50% equity ownership. The total of amortization for the period was $102,000 which resulted in an equity method investment income of $65,000.

($ amounts in thousands)
Equity in earnings of Shengda for the three months ended June 30, 2009	$167
Less adjustments of excess fair value:
Inventory sold	(8)
Depreciation and amortization expense of buildings and intangible assets, including land use rights	(94)

Total equity method investment income	$65

Income Taxes

For the three months ended June 30, 2009, we recognized $372,000 of income tax expense on loss before income taxes of $1,289,000. This compared to income tax expense for the three months ended June 30, 2008 of $1,064,000 on loss before income taxes of $203,000. China does not permit the filing of a consolidated tax return for the entities that are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at a rate of 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15%. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced the income tax rate from 25% to 15%.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
($ amounts in thousands)	2009	2008	2009	2008
Net Revenues	$71,746	$47,727	100.0%	100.0%
Cost of Sales	36,694	23,445	51.1%	49.1%

Gross Profit	35,052	24,282	48.9%	50.9%

Sales and Marketing Expenses	23,811	17,099	33.2%	35.8%
General and Administrative Expenses	7,930	6,975	11.1%	14.6%

Total Operating Expenses	31,741	24,074	44.3%	50.4%

Profit (Loss) From Operations	3,311	208	4.6%	0.4%
Other Income (Expense):
Interest Income	108	62	0.2%	0.1%
Interest Expense	(2,475)	(3,180)	-3.4%	-6.7%
Debt Issuance Cost Amortization	(225)	(420)	-0.3%	-0.9
Equity Method Investment Income	82	675	0.1%	1.4%
Loss on Early Extinguishment of Debt	(4,573)	—	-6.4%	—
Gain on Derivatives	1,204	—	1.7%	—

Total Other Income (Expense)	(5,879)	(2,863)	-8.1%	-6.0%

Loss Before Provision for Income Taxes	(2,568)	(2,655)	-3.5%	-5.6%
Provision for Income Taxes	1,154	1,411	-1.6%	3.0

Net Loss	$(3,722)	$(4,066)	-5.1%	-8.5%

Net Revenues:

Net revenues were approximately $71,746,000 for the six months ended June 30, 2009 as compared with approximately $47,727,000 for the six months ended June 30, 2008. Sunstone revenues were included for the period February 18, 2008 through June 30, 2008.

Revenue by product categories was as follows:

	Six Months Ended June 30,
($ amounts in thousands)	2009	2008	$ Increase	% Change
Branded OTC	$41,337	$29,069	$12,268	42.2%
Distribution products	27,506	16,092	11,414	70.9%
Licensed products	2,903	2,566	337	13.1%

	$71,746	$47,727	$24,019	50.3%

Branded OTC. Sunstone revenues were $41,337,000 for the six months ended June 30, 2009 as compared to $29,069,000 for the period February 18, 2008 through June 30, 2008, an increase of 42.2%. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 82.4% of Sunstone’s total product sales for the six months ended June 30, 2009 as compared to 84.0% for the period February 18, 2008 through June 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric

Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets for pediatric diarrhea. These top five products accounted for approximately 87.5% of Sunstone’s revenue for the six months ended June 30, 2009 as compared to 88.0% of Sunstone’s revenue for the period February 18, 2008 through June 30, 2008.

Distribution Products. Distribution revenue for the six months ended June 30, 2008, excluding licensed products, was $27,506,000 as compared to $16,092,000 for the six months ended June 30, 2008, an increase of 70.9%. For the six months ended June 30, 2009, the results include Wanwei and Rongheng as compared to the six months ended June 30, 2008, which only includes the results of Wanwei. Rongheng was acquired July 2008. Wanwei’s top five products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong capsules, which accounted for 36.8% of total distribution revenue for the six months ended June 30, 2009 as compared to 40.0% for the six months ended June 30, 2008. Rongheng’s top five products were Selenious Yeast Tablets, Iohetol, Gemeitabine Hydrochloride, Almitrine and Raubasine compound and Celotiam Hydrochloride, which collectively accounted for 24.5% of Rongheng’s revenue for the six months ended June 30, 2009.

Licensed Products. We provided sales and marketing and distribution services for Anpo, Propess, Galake and Ferriprox with revenue of $2,903,000 for the six months ended June 30, 2009 as compared to $2,566,000 for the six months ended June 30, 2008, an increase of 13.1%. This increase was the result of continued sales and marketing efforts promoting Propess, Anpo, Galake and initiating sales of Ferriprox in the third quarter of 2008. As of June 30, 2009 there were 506 and 650 hospitals selling Propess and Anpo respectively, versus 452 and 481 as of June 30, 2008.

Cost of Sales:

	Six Months Ended June 30,
($ amounts in thousands)	2009	2008	$ Increase/ (Decrease)	% Change
Branded OTC (1)
Revenues	$41,337	$29,069	$12,268	42.2%
Cost of Sales	9,856	7,035	2,821	40.1%

Gross Profit	$31,481	$22,034	$9,447	42.9

Gross Margin%	76.2%	75.8%

Distribution (2)
Revenues	$27,506	$16,092	$11,414	70.9%
Cost of Sales	25,690	15,258	10,432	68.4%

Gross Profit	$1,816	$834	$982	117.7%

Gross Margin%	6.6%	5.2%

Licensed Products
Revenues	$2,903	$2,566	$337	13.1%
Cost of Sales	1,148	1,152	(4)	-0.3%

Gross Profit	$1,755	$1,414	$341	24.1%
Gross Margin%	60.5%	55.1%
Total
Revenues	$71,746	$47,727	$24,019	50.3%
Cost of Sales	36,694	23,445	13,249	56.5%

Gross Profit	$35,052	$24,282	$10,770	44.4%

Gross Margin%	48.9%	50.9%

(1)	Revenue and cost of sales for the Sunstone OTC segment is for the period February 18, 2008 through June 30, 2008.

(2)	Revenue and cost of sales for Distribution includes Wanwei for the six months ended June 30, 2009 and 2008 and Rongheng for the six months ended June 30, 2009.

Cost of goods sold was approximately $36,694,000 for the six months ended June 30, 2009 as compared with $23,445,000 for the six months ended June 30, 2008. The gross profit for the six months ended June 30, 2009 was 48.9% as compared to 50.9% for the six months ended June 30, 2008. The gross profit of Sunstone products for the six months ended June 30, 2009 was $31,481,000, which included $230,000 of purchase accounting adjustment of amortization of intangibles resulting from the Sunstone acquisition. The gross margin for the six months ended June 30, 2009 was 76.2% as compared to 75.8% for the six months ended June 30, 2008.

The gross profits for the six months ended June 30, 2009 for distribution was $1,816,000 as compared to $834,000 for the six months ended June 30, 2008. The gross margin for distribution products was 6.6% for the six months ended June 30, 2009 as compared to 5.2% for the six months ended June 30, 2008.

The gross profits for the six months ended June 30, 2009 for licensed products was $1,755,000 as compared to $1,414,000 for the six months ended June 30, 2008. The gross margin for licensed products was 60.5% for the six months ended June 30, 2009 as compared to 55.1% for the six months ended June 30, 2008. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high gross profit products. In addition, the Company introduced a higher gross profit version of Propess in 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $23,811,000 for the six months ended June 30, 2009 as compared with $17,099,000 for the six months ended June 30, 2008. Marketing, advertising, salaries and related benefits, office expenses, travel and entertainment and amortization of intangibles account for $21,087,000 or 88.6% of sales and marketing expenses for the six months ended June 30, 2009 as compared to $14,958,000 or 87.5% of sales and marketing expenses for the six months ended June 30, 2008. The most significant sales and marketing expense increases for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 were the result of the Sunstone included for six months ended June 30, 2009 as compared to the period February 18, 2008 through June 30, 2008 and are as follows: advertising of $3,595,000; salaries and related benefits of $470,000; sales office selling expenses of $880,000; travel and entertainment of $1,468,000 and amortization of intangibles of $240,000 which resulted from the acquisition of Sunstone.

General and Administrative Expenses:

General and administrative expenses were approximately $7,930,000 for the six months ended June 30, 2009 as compared to $6,975,000 for the six months ended June 30, 2008. As a percentage of net revenues general and administrative expenses decreased to 11.1% for the six months ended June 30, 2009 as compared to 14.6% for the six months ended June 30, 2008. Salaries and related benefits increased $499,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase is the result of the Sunstone and Rongheng acquisitions during 2008, the increase in additional senior management in China in 2008 and salary increases and expansion of our administrative and corporate staff in China in 2008. Professional fees increased $178,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase is the result of the Rongheng and Sunstone acquisitions and the sale of Alliance BMP Limited. Research and development increased $390,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. State and business taxes decreased $242,000 for the six months ended June 30, 2009 as compared to June 30, 2008.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents and debt premium amortization. We received interest income on our balances of cash and cash equivalents of $63,000 during the six months ended June 30, 2009 and $12,000 for the six months ended June 30, 2008. As of June 30, 2009, the unamortized debt premium amounted to $258,000. Total premium amortization was $45,000 for the six months ended June 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financings. We had interest expenses of 2,475,000 for the six months ended June 30, 2009 and $3,180,000 for the six months ended June 30, 2008, of which amortization of debt discount was $450,000 for the six months ended June 30, 2009 and $1,534,000 for the six months ended June 30, 2008.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $939,000 as of June 30, 2009 and $225,000 of debt issuance costs had been amortized for the six months ended June 30, 2009 as compared to $420,000 for the six months end June 30, 2008.

Equity Method Investment Income:

Our 50% investment in Shengda is included in our financial statements under the equity method of accounting for the period February 16, 2009 through June 30, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $474,000, or $237,000 for our 50% equity ownership. The total of amortization for the period was $155,000 which resulted in an equity method investment income of $82,000.

($ amounts in thousands)
Equity in earnings of Shengda for period February 16 through June 30, 2009	$237
Less adjustments of excess fair value:
Inventory sold	(61)
Depreciation and amortization expense of buildings and intangible assets, including land use rights	(94)

Total equity method investment income	$82

Our 49% investment in Sunstone China was included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.

The following table provides a reconciliation of our equity method investment loss. Prior to purchase accounting adjustments Sunstone China generated net income of $2,104,000 or $1,031,000 for our 49% equity ownership. The total amortization for the period was $356,000 which resulted in an equity method investment income of $675,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for the period January 1, 2008 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	(356)

Total equity method investment gain after amortization	$675

Loss on Early Extinguishment of Debt:

During the six months ended June 30, 2009, the Company recorded a loss of approximately $4,573,000 in deferred loan costs, debt discount and debt premium, relative to the early extinguishment of debt under the previously outstanding long term debt.

Gain on Derivatives:

The gain on derivatives liability is in connection with the convertible notes issued in January 2009, which were amended in March 2009 and May 2009, and the warrants which were issued as part of the common stock issuance in February 2009. The gain on derivatives was $1,204,000 for the six months ended June 30, 2009.

Income Taxes:

For the six months ended June 30, 2009, we recognized $1,154,000 of income tax expense on loss before taxes of $2,497,000. This compared to income tax expense for the six months ended June 30, 2008 of $1,411,000 on loss before taxes of 2,334,000.

China does not permit the filing of a consolidated tax return for the entities that are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at a rate of 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15%. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced the income tax rate from 25% to 15%.

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

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of June 30, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.6 million. This hypothetical reduction on transactional exposure is based on the difference between June 30, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of June 30, 2009, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $5.7 million or 3.8% of our June 30, 2009 shareholder equity of $150.9 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Stockholders of the Company was held on April 27, 2009.

(b)	All director nominees were elected. The directors elected at the meeting were David (Xiaoying) Gao, Martyn D. Greenacre, Jack M. Ferraro, Zhiqiang Han, Frank Hollendoner, John W. Stakes, Zhijun Tong and Albert Yeung.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

	For	Against	Abstain
Election of Directors
David (Xiaoying) Gao	33,502,302	*	100,794
Martyn D. Greenacre	32,868,157	*	734,919
Jack M. Ferraro	33,251,557	*	351,539
Zhiqiang Han	33,495,320	*	107,776
Frank Hollendoner	33,247,409	*	355,687
John W. Stakes	32,730,296	*	872,800
Zhijun Tong	33,479,458	*	123,638
Albert Yeung	33,478,998	*	124,098

*	Not applicable

Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
33,570,034	7,671	25,390

ITEM 6.	Exhibits.

10.1	Form of Allonge to 12.5% Subordinated Convertible Note, as entered into on April 15, 2009, by and between BMP Sunstone Corporation and holders of BMP Sunstone Corporation’s 12.5% Subordinated Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 16, 2009)

10.2	First Supplemental Indenture, as entered into on April 15, 2009, by BMP Sunstone Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 16, 2009

10.3	Form of Third Agreement to Amend 12.5% Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by BMP Sunstone Corporation and certain holders of BMP Sunstone Corporation’s 12.5% Secured Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 19, 2009)

10.4	Form of Agreement to Amend 12.5% Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by BMP Sunstone Corporation and certain holders of BMP Sunstone Corporation’s 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 19, 2009)

10.5	Form of Second Agreement to Amend 12.5% Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by BMP Sunstone Corporation and a certain holder of BMP Sunstone Corporation’s 12.5% March Cash Secured Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on May 19, 2009)

10.6	Form of Second Allonge, as entered into on May 14, 2009, by BMP Sunstone Corporation and holders of BMP Sunstone Corporation’s 12.5% Subordinated Convertible Notes due July 1, 2011 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on May 19, 2009)

10.7	Second Supplemental Indenture, as entered into on May 14, 2009, by BMP Sunstone Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on May 19, 2009)

31.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE Corporation

Date: August 10, 2009	/s/ DAVID GAO
David Gao Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)