Form 10-Q
period 2009-09-30
BMP Sunstone CORP
filed 2009-11-09
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of common stock of BMP Sunstone Corporation outstanding as of November 6, 2009 was 41,560,155.

BMP SUNSTONE CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009 and 2008	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2009	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION
Item 1A. Risk Factors	42
Item 6. Exhibits	42
SIGNATURES	43

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$13,182	$15,740
Restricted Cash	1,563	1,150
Notes Receivable	10,595	15,797
Accounts Receivable, net of allowance for doubtful accounts of $193 and $127	42,493	30,897
Inventory	8,940	10,184
Receivable from Alliance Unichem	7,550	—
Due from Related Parties	5	1,834
Other Receivables	2,545	2,168
VAT Receivable	1,060	921
Prepaid Expenses and Other Current Assets	7,172	6,247

Total Current Assets	95,105	84,938
Property and Equipment, net	26,912	22,840
Investment in Alliance BMP Limited, at cost	—	15,093
Investment in Shengda	3,114	—
Investments at Cost	146	146
Goodwill	70,029	69,866
Other Assets	519	875
Land Use Rights, net of accumulated amortization	2,886	2,002
Intangible Assets, net of accumulated amortization	39,377	41,891

Total Assets	$238,088	$237,651

Liabilities and Equity
Current Liabilities:
Bank Borrowings	$1,843	$11,613
Notes Payable, net of debt discount	—	21,978
Accounts Payable	24,941	27,482
Due to Related Parties	2,297	4,361
Deferred Revenue	128	128
Accrued Expenses	15,704	14,601

Total Current Liabilities	44,913	80,163

Long-Term Debt, including debt premium	31,949	—
Deferred Taxes	9,510	9,856

Total Liabilities	86,372	90,019

Commitments and Contingencies	—	—

Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized; 41,560,155 and 40,246,410 Shares Issued and Outstanding as of September 30, 2009 and December 31, 2008, respectively	42	40
Additional Paid in Capital	167,086	160,864
Common Stock Warrants	8,621	9,049
Accumulated Deficit	(34,956)	(31,042)
Accumulated Other Comprehensive Income	9,422	8,721

Total BMP Sunstone Corporation Stockholders’ Equity	150,215	147,632
Noncontrolling interest	1,501	—

Total Liabilities and Equity	$238,088	$237,651

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net Revenues:
Third Parties	$33,358	$28,544	$101,001	$72,979
Related Parties	268	1,959	4,370	5,251

Total Revenues	33,626	30,503	105,371	78,230
Cost of Goods Sold	17,950	16,676	54,643	40,120

Gross Profit	15,676	13,827	50,728	38,110

Sales and Marketing Expenses	9,811	9,152	33,622	26,251
General and Administration Expenses	4,825	2,910	12,755	9,886

Total Operating Expenses	14,636	12,062	46,377	36,137

Profit From Operations	1,040	1,765	4,351	1,973

Other Income (Expense):
Interest Income	52	6	159	68
Interest Expense	(895)	(1,590)	(3,369)	(4,770)
Debt Issuance Cost Amortization	(101)	(210)	(326)	(630)
Equity Method Investment Income	107	—	189	675
Loss on Early Extinguishment of Debt	—	—	(4,573)	—
Gain (Loss) on Derivatives	—	—	1,204	—

Total Other Expense	(837)	(1,794)	(6,716)	(4,657)

Profit (Loss) Before Provision For Income Taxes	203	(29)	(2,365)	(2,684)
Provision For Income Taxes	430	787	1,583	2,198

Net Loss	$(227)	$(816)	$(3,948)	$(4,882)

Less: Net Loss Attributable to the Noncontrolling Interest	19	—	35	—

Net Loss Attributable to BMP Sunstone Corporation	$(208)	$(816)	$(3,913)	$(4,882)

Basic and Fully-Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.10)	$(0.13)

Basic Weighted-average Shares Outstanding	41,559	39,650	41,291	38,070

Diluted Weighted-average Shares Outstanding	50,831	40,760	48,184	39,368

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)

	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Non controlling Interest	Stock- holders’ Equity
Balance as of December 31, 2008	40,246,410	$40	$160,864	$9,049	$(31,042)	$8,721	$—	$147,632
Stock-Based Compensation	—	—	585	—	—	—	—	585
Common Stock Issuance in connection with private placement	1,118,124	1	2,846	731	—	—	—	3,578
Common Stock Warrants Issuance	—	—	(838)	—	—	—	—	(838)
Cost Incurred in Connection with Stock Issuance	—	—	(579)	—	—	—	—	(579)
Common Stock Issuance in Connection with Debt Financing	135,875	—	417	—	—	—	—	417
Extinguishment of Derivative Liability	—	—	1,555	—	—	—	—	1,555
Net Loss	—	—	—	—	(1,990)	—	—	(1,990)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	245	—	245

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,745)

Balance as of March 31, 2009	41,500,409	$41	$164,850	$9,780	$(33,032)	$8,966	$—	$150,605
Stock-Based Compensation	—	—	599	—	—	—	—	599
Common Stock Warrants Exercised	58,496	1	197	(130)	—	—	—	68
Common Stock Warrants Expired	—	—	1,029	(1,029)	—	—	—	—
Extinguishment of Derivative Liability	—	—	1,342	—	—	—	—	1,342
Noncontrolling Interest			(439)				439	—
Net Loss	—	—	—	—	(1,716)	—	(16)	(1,732)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	348	—	348

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,384)

Balance as of June 30, 2009	41,558,905	$42	$167,578	$8,621	$(34,748)	$9,314	$423	$151,230
Stock Based Compensation	—	—	600	—	—	—	—	600
Option Exercise	1,250	—	5	—	—	—	—	5
Noncontrolling Interest	—	—	(1,097)	—	—	—	1,097	—
Net Loss	—	—	—	—	(208)	—	(19)	(227)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	108	—	108

Total Comprehensive Loss	—	—	—	—	—	—	—	(119)

Balance as of September 30, 2009	41,560,155	$42	$167,086	$8,621	$(34,956)	$9,422	$1,501	$151,716

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(3,913)	$(4,882)
Adjustments to Reconcile Net Loss to Net Cash Provided in Operating Activities:
Bad Debt Expense	—	3
Depreciation and Amortization of Property and Equipment	1,745	1,424
Amortization of Intangible Assets and Inventory at Fair Value	2,658	3,279
Amortization of Debt Discount and Deferred Debt Issuance Costs	695	2,931
Stock-Based Compensation	1,784	1,816
Gain on Fair Value of Derivatives	(1,204)	—
Loss on Early Extinguishment of Debt	4,573	—
Equity Method Investment Income	(189)	(675)
Loss on Disposal of Asset	139	2
Non Controlling Interest	(35)	—
Decrease in Deferred Taxes	(369)	(561)
Increase in Accounts Receivable	(11,547)	(2,693)
Decrease in Notes Receivable	5,237	—
Decrease (Increase) in Inventory	1,463	(4,387)
Increase in Other Receivables	(616)	(95)
Increase in Value Added Tax Receivable	(136)	(157)
Increase in Prepaid Expenses and Other Current Assets	(205)	(2,473)
(Decrease) Increase in Accounts Payable	(3,029)	3,724
Decrease in Due to Related Parties	(236)	(2,559)
Decrease in Deferred Revenue	—	(1,584)
Increase in Accrued Expenses	1,253	1,462

Net Cash Used in Operating Activities	(1,932)	(5,425)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(5,908)	(2,950)
Payment for Land Use Rights	(901)	—
Cash Received in Acquisition of Sunstone China and Rongheng	—	2,587
Investment in Alliance BMP	—	(12,040)
Disposal of Alliance BMP	7,543	—
Acquisition of Rongheng	—	(1,661)
Note Receivable with Rongheng	—	214
Investment in Shengda	(1,637)	—

Net Cash Used In Investing Activities	(903)	(13,850)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	2,999	—
Net Proceeds from Long Term Debt Issuance	12,031	—
Retirement of Long Term Debt	(11,350)	—
Increase in Restricted Cash	(413)	—
Net Proceeds from Exercise of Warrants and Options	73	968
Payments on Note Payable	—	(1,365)
Net Payments on bank borrowings	(3,069)	—

Net Cash Provided by (Used in) Financing Activities	271	(397)

Effect of exchange rate changes on cash	6	622

Net Decrease in Cash and Equivalents	(2,558)	(19,050)
Cash and Equivalents, Beginning	15,740	22,837

Cash and Equivalents, Ending	$13,182	$3,787

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$3,394	$1,832
Interest	$2,636	$1,895

Non-Cash Investing and Financing Activities:
Issuance of January Exchange Notes for 10.0% Notes of January Exchange Notes for 10.0% Notes	$10,650	—
Issuance of March Exchange Notes for 10.0% Notes	$1,000	—

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 of BMP Sunstone Corporation (formerly Beijing Med-Pharm Corporation) and subsidiaries (collectively, the “Company,” “we” or “our”) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”), Dejee Company Limited and BMP Sunstone Corporation Beijing Representative Office and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2008 and 2007, and for each of the three years for the period ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2009. The condensed consolidated balance sheet of the Company at December 31, 2008, presented with in this report on Form 10-Q has been derived from audited financial statements at that date. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of September 30, 2009 and 2008, as the Company has incurred a net loss during the three month and nine month period then ended, and their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Quarterly Report on Form 10-Q for the period ending September 30, 2009. The Codification does not change GAAP and did not have an effect on our financial position or results of operations

On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements as it relates to financial assets and financial liabilities. In February 2008, the FASB issued new accounting guidance, which delayed the effective date of the standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

The standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of the standard, as it relates to financial assets and financial liabilities, had no significant impact on the Company’s financial statements. Management has adopted the standard as of the effective date, as it relates to nonfinancial assets and nonfinancial liabilities and there was no significant impact on the Company’s financial statements. The standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In October 2008, the FASB issued new accounting guidance which clarifies prior guidance regarding the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The standard is effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted the standard for the period ended December 31, 2008 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.

The fair value of cash equivalents and restricted cash was $14.7 million at September 30, 2009. These financial instruments are classified in Level 1 of the fair value hierarchy described above.

In December 2007, the FASB issued new accounting guidance regarding how an entity accounts for the acquisition of a business. The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, the standard requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. The standard eliminates the current cost-based purchase method.

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

The standard also changes the accounting for in-process research and development, and restructuring costs. In addition, after the standard is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of the standard. The Company adopted the standard as of the required effective date of January 1, 2009. The adoption of the standard did not have any significant impact on the Company’s consolidated balance sheets, statement of operations or disclosures.

In April 2008, the FASB issued accounting guidance which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under a previously issued standard with regards to Goodwill and Other Intangible Assets. This standard also requires expanded disclosure related to the determination of intangible asset useful lives. The standard is effective for fiscal years beginning after December 15, 2008. The Company has adopted the standard as of the required effective date of January 1, 2009 and the adoption did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.

In June 2008, the FASB issued new accounting guidance which specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the standard’s scope exception. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company has adopted this standard as of January 1, 2009 in its evaluation of its derivatives.

In March 2008, the FASB issued accounting guidance which requires companies with derivative instruments to disclose information about how and why the company used derivative instruments; how the company accounts for derivative instruments and related hedged items; and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instrument; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. The Company adopted the standard as of the required effective date of January 1, 2009 and applied its provisions prospectively by providing the additional disclosures in its financial statements.

In June 2008, the FASB issued new accounting guidance providing transition information for conforming changes made to standards regarding convertible securities with beneficial conversion features or contingently adjustable conversion ratios. This standard is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company adopted the standard as of the required effective date of January 1, 2009 and the standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In November 2008, the FASB issued new accounting guidance which clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. The standard is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company has adopted the standard and the standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued new accounting guidance requiring disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. The Company has adopted the standard as of the required effective date of June 15, 2009. See Note 6 for discussion of fair value measurements of our derivative instruments.

In May 2009, the FASB issued new accounting guidance which provided accounting and disclosure requirements for subsequent events into GAAP. This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted this standard as of June 30, 2009, which was the required effective date.

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were issued.

In August 2009, the FASB issued new accounting guidance regarding amendments to various topics containing SEC Staff Accounting Bulletins. This guidance represents technical corrections to various topics within the FASB Codification containing SEC Staff Accounting Bulletins, to update cross-references to Codification text. We have evaluated this new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In August 2009, the FASB issued new accounting guidance amending “Accounting for Redeemable Equity Instruments.” This standard represents an update to prior accounting guidance regarding the Classification and Measurement of Redeemable Securities. We have evaluated this new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In August 2009, the FASB issued new accounting guidance amending the fair value measurement of liabilities. The guidance provided in this standard is effective for the first reporting period (including interim periods) beginning after issuance. We have evaluated this new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2009, the FASB issued new accounting guidance related to technical corrections within the FASB Codification to various topics which contain SEC guidance. We have evaluated this new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2009, the FASB issued an accounting standard related to “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” We have evaluated this new standard, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In September 2009, the FASB issued an accounting standard revising “Accounting for Equity Method Investments, Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.” Previously this information was entered into the Codification incorrectly. Additionally, it adds and observer comment entitled “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. We have evaluated this new standard and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

•

RMB 14 million (or $2,045,000 as of September 30, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of two shareholders of Shengda. The investment in Shengda was accounted for under the equity method of accounting. Our total investment in Shengda was $3,114,000 as of September 30, 2009, of which we had paid $2,514,000. There were no acquisition costs incurred during the three or nine months ended September 30, 2009.

The following table summarizes the allocation of the purchase price for the proportionate share of Shengda’s net assets acquired at fair value.

		($ in thousands)
Purchase Price		$2,920
Less:	Fair value of identifiable assets
	Cash	398
	Accounts receivable	68
	Other receivable	84
	Prepaid expenses and other assets	38
	Inventory	512
	Fixed assets	743

		1,843
Plus:	Fair value of liabilities assumed
	Accounts payable	275
	Accrued liabilities and other payables	432

		707

Excess of cost over fair value of net assets acquired excluding intangible assets		$1,784

The following is the relative fair value of the identifiable intangible assets as of the date of acquisition.

	Weighted Average Amortization Period	September 30, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets
Completed Technology	11.8 Years	$983	$51	$932
Trademark	11.8 Years	357	17	340
In Process Research and Development	16.0 Years	209	7	202
Customer Relationship	5 Years	192	69	123
GMP License	2 Years	43	12	31

Intangible Assets		$1,784	$156	$1,628

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 16, 2009 through September 30, 2009. Prior to purchase accounting adjustments, Shengda generated net income of $812,000, or $406,000 for our 50% equity ownership. The total of amortization and inventory write off for the period was $217,000 which resulted in equity method investment income of $189,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 16 through September 30, 2009	$406
Less adjustments of excess fair value:
Inventory sold	61
Depreciation and amortization expense on buildings and intangible assets, including land use rights	156

Total equity method investment income	$189

Acquisition of Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd.

On April 12, 2009, Sunstone entered into a joint venture agreement with Tangshan Yangguang Fulai Business Consultants Co., Ltd. (“Tangshan SunshineFly”) to establish Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd. (“Sunstone Fulai”), located in Yutian County, Tangshan, China. Sunstone Fulai is owned 70% by Sunstone and 30% by Tangshan SunshineFly. The joint venture agreement requires Sunstone to inject RMB 35 million (or $5.1 million as of September 30, 2009) and Tangshan SunshineFly to contribute technology with an estimated value of RMB 15 million (or $2.2 million as of September 30, 2009) to the joint venture. On April 16, 2009, Sunstone Fulai received the business license.

In acquiring our 70 percent interest in Sunstone Fulai, Sunstone has agreed to inject RMB 35 million, all of which was injected as of September 30, 2009. Tangshan SunshineFly will contribute production technology at a later date once the manufacturing facility is completed. For financial reporting purposes, we have accounted for Sunstone Fulai as a consolidated subsidiary from April 16, 2009 through September 30, 2009.

The noncontrolling interest of Tangshan SunshineFly represents the fair value of 30 percent of Sunstone’s cash injection as of September 30, 2009, or RMB 35 million (or $5.1 million as of September 30, 2009), adjusted for 30% of the net loss of Sunstone Fulai. For the period April 16, 2009 through September 30, 2009, Sunstone Fulai generated a loss of $117,000.

($ in thousands)
Noncontrolling interest:
30% of Sunstone’s payments allocated to Tangshan SunshineFly	$1,536
Less: Loss in Sunstone Fulai for the period April 16, 2009 through September 30, 2009	35

Noncontrolling interest	$1,501

Pro forma results have not been included as there is no operating history as the Sunstone Fulai manufacturing plant is currently being constructed and is expected to be completed in 2010.

3. Gain on Sale of Assets:

On August 3, 2009, the Company entered into a Share Purchase Agreement with Alliance UniChem Group Limited for the sale of the Company’s 20% ownership of Alliance BMP Limited (“Alliance BMP”), an investment vehicle based in the United Kingdom, for $15,100,000. The Company recorded Alliance BMP under the cost method investment and prior to the sale Alliance BMP did not record any impairment charges relating to this investment. The Company received $7,550,000 during the quarter ended September 30, 2009, and the remaining balance of $7,550,000, representing 50% percent of the total consideration, is due in August 2010. The Company recognized a gain on the sale of $7,000 during the quarter ended September 30, 2009.

4. Segment Information:

The Company has three reportable segments; (i) the branded OTC sale reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China.

Branded OTC Segment (Sunstone)

The chief operating decision maker for the Branded OTC segment is the President and Chief Operating Officer of the Company, whose function is to allocate resources to, and assess the performance of, Sunstone and Sunstone Fulai. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products. Sunstone’s revenues are seasonal with the majority of sales related to cough, cold and flu products, which are in the most demand in the winter and spring seasons.

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

The following tables present reportable segment information for the periods indicated:

	Revenue Three months ended September 30,		Revenue Nine months ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Branded OTC (i)	$17,053	$15,471	$58,390	$44,540
Pharmaceutical Distribution (ii)	16,643	14,939	47,159	33,537
Licensed Products	2,101	1,336	5,004	3,902
Eliminations	(2,171)	(1,243)	(5,182)	(3,749)

Total Revenue	$33,626	$30,503	$105,371	$78,230

	Operating Income (Loss) Three months ended September 30,		Operating Income (Loss) Nine months ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Branded OTC (i)	$2,770	$3,222	$10,450	$8,588
Pharmaceutical Distribution (ii)	(95)	464	(184)	76
Licensed Products	50	(14)	100	(1,330)
Corporate	(1,798)	(1,888)	(5,901)	(4,612)
Eliminations	113	(19)	(114)	(749)

Total Operating Profit	$1,040	$1,765	$4,351	$1,973

(i)	Sunstone’s revenues and operating income for the nine months ended September 30, 2008 is for the period February 18, 2008 through September 30, 2008. Sunstone Fulai is included for the period April 16, 2009 through September 30, 2009.

(ii)	Revenues and operating income includes Wanwei for the nine months ended September 30, 2009 and 2008, and Rongheng for the nine months ended September 30, 2009 and for the period July 5, 2008 through September 30, 2008.

5. Inventories:

Inventories by category as of September 30, 2009 and December 31, 2008 consist of the following:

($ amount in thousands)	2009	2008
Raw materials	$2,687	$3,028
Work in process	478	314
Finished goods	5,775	6,842

Total inventories	$8,940	$10,184

6. Goodwill:

Goodwill was recorded related to the acquisitions of Sunstone and Rongheng in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the three and nine months ended September 30, 2009, goodwill increased $71,000 and $164,000 as a result of foreign currency fluctuation.

7. Long Term Debt:

January Exchange Notes

On January 20, 2009, BMP Sunstone Corporation (the “Company”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Noteholders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

Pursuant to the Note Exchange Agreements, the Company issued the January Exchange Notes in the aggregate principal amount of $10,650,000 to the Noteholders. The January Exchange Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The January Exchange Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% Notes prior to the Exchange was paid to the Noteholders participating in the Exchange on April 1, 2009.

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

At the date of issuance of the January Exchange Notes, the Company was subject to the terms of an embedded derivative instrument due to the fact that the related contract was not indexed to its own stock.

The Company determined that the January Exchange Notes contained an embedded derivative. The fair value of the embedded derivative was determined to be $3,262,000, and was recorded as a derivative liability at inception. The recorded amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the period of the January Exchange Notes. At March 13, 2009, the date of the January Exchange Note Second Amendment (as defined below), the fair value of the derivative was $1,555,000. The decrease in the fair value of the derivative between January 20, 2009 and March 13, 2009 was recorded in the consolidated statements of operations as a gain on derivative during the quarter ended March 31, 2009.

The Company amended the January Exchange Notes (the “January Exchange Notes Second Amendment”) such that the definition of certain terms and the mechanics of conversion of the January Exchange Notes parallel those in the March Exchange Notes (as defined below) and to restrict the issuance of Company securities to officers and directors of the Company below an effective price of $3.00 per common share. A Noteholder may convert its January Exchange Note into fully paid and non-assessable shares of common stock, par value $0.001 per share (the “Common Shares”), of the Company from time to time at a conversion price, subject to certain adjustments, equal to $3.00. The Company further amended the January Exchange Notes on May 14, 2009 (the “January Exchange Notes Third Amendment”) such that the conversion price was set at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to or less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in amended note agreement of the January Exchange Notes) until December 31, 2009. The January Exchange Notes Third Amendment was effective as of March 13, 2009.

As of March 13, 2009, the derivative liability was extinguished and recorded as additional paid-in capital, in accordance with accounting standards.

The derivative was not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constituted neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the embedded derivative instrument itself, and changes in fair value thereon.

The effect of the derivative instrument on the consolidated statements of operations for the nine months ended September 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement for the Nine months ended September 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under ASC 815-10:
Embedded Derivative	Other Income (Expense)	$1,707

Total		$1,707

The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the nine months ended September 30, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of September 30, 2009	$0

The terms of the January Exchange Notes entered into on January 20, 2009 were substantially different from the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations for the nine months ended September 30, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the nine months ended September 30, 2009.

As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to fix the conversion price option at $3.00.

Based on evaluation, the terms of the January Exchange Notes, as amended and effective on March 13, 2009, were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations for the nine months ended September 30, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the nine months ended September 30, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $33,000 and $74,000 was recorded, for the three months ended September 30, 2009 and the period from March 13, 2009 through September 30, 2009, respectively.

March Public Notes

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

On May 14, 2009, the Company amended the terms of the March Public Notes to fix the conversion price at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in the amendment) until December 31, 2009. The amendment of the March Public Notes was effective as of March 16, 2009.

March Exchange Notes

On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Noteholders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes. The Company recorded the fair value of the amended notes at $1,026,000 as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of such notes. Amortization of debt premium of $3,000 was recorded for the three months ended September 30, 2009 and $7,000 was recorded for the period from March 13, 2009 through September 30, 2009.

March Cash Notes

In addition, on March 16, 2009, the Company completed a private placement (the “Private Placement”) of $6,350,000 principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 (the “March Cash Notes”). The terms of the March Cash Notes are substantially similar to the terms of the March Exchange Notes. The Company consummated the Private Placement by entrance into purchase agreements (the “Purchase Agreement”) with certain investors (the “Private Noteholders”).

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

The terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations in the quarter ended March 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations in the nine months ended September 30, 2009.

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the nine months ended September 30, 2009.

Bank of Communication

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 with a 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan agreement does not contain any covenants. As of September 30, 2009, RMB 30,000,000 (or $4,387,000) is outstanding and is due May 2011.

China Construction Bank

On July 17, 2009, the Company entered into a RMB 16,000,000 (or $2,339,000 as of July 17, 2009) loan agreement with China Construction Bank in China. The term of the loan is July 17, 2009 through July 16, 2012 at 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan does not contain any covenants. As of September 30, 2009, RMB 16,000,000 (or $2,340,000) is outstanding and is due July 2012.

Long-term debt consists of the following at September 30, 2009, and December 31, 2008:

($ amount in thousands)	2009	2008
January Exchange Notes, 12.5% secured convertible notes, due July 1, 2011 convertible into 3,550,000 shares of common stock at any time prior to maturity	$10,650	$—
March Public Notes, 12.5% unsecured convertible notes, due July 1, 2011 convertible into 2,333,333 shares of common stock at any time prior to maturity	7,000	—
March Exchange Notes, 12.5% secured convertible notes, due July 1, 2011 convertible into 333,333 shares of common stock at any time prior to maturity	1,000	—
March Cash Notes, 12.5% secured convertible notes, due July 1, 2011 convertible into 2,116,667 shares of common stock at any time prior to maturity	6,350	—
Bank of Communication Loan, 5.4% secured bank loan due May 24, 2011	4,387	—
China Construction Bank Loan, 5.4% secured bank loan due July 16, 2012	2,340
November 2007 Notes, 10.0% secured notes, due May 1, 2009	—	23,000

Total Long term debt	31,727	23,000
Add: Debt premium	222	—
Less: Debt discount	—	1,022
Less: Current portion of long term debt	—	21,978

Long-term debt, less current portion	$31,949	$—

8. Common Stock Warrants:

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

At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. The recorded amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the quarter ended March 31, 2009. The loss on derivatives of $0 and $504,000 was recorded for the three months ended September 30, 2009 and for the period February 20, 2009 through September 30, 2009.

The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock. The derivative is accounted for and classified as a “Derivative Liability” within the other liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “other income (loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Gain on Fair Value of Derivatives” line in the “cash flows from operating activities” section of the consolidated statements of cash flows.

After 90 days from the issuance of the warrants, or May 21, 2009, the warrant option reprice provisions expired and the warrant was deemed to be indexed to its own stock, accordingly the warrant liability was extinguished in the amount of $1,342,000 and recorded as additional paid in capital.

The derivative is not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constitutes neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the derivative warrant liability instrument itself, and changes in fair value thereon.

The effect of the derivative instrument on the consolidated statements of operations for the nine months ended September 30, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement Nine months ended September 30, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under ASC 815-10:
Derivative Warrant Liability	Other Income (Expense)	$(504)

Total		$(504)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.

As required, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the nine months ended September 30, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	838
Change in Fair Value of Derivative Liability	504
Extinguishment of Derivative Liability	(1,342)

Balance as of September 30, 2009	$—

9. Accrued Expenses:

Accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Accrued salary and related expenses	$1,473	$1,152
Accrued professional fees	178	418
Accrued taxes and related expenses	1,879	7,112
Accrued social welfare and related expenses	1,199	1,409
Accrued advertising	1,124	1,093
Accrued travel and entertainment	2,347	881
Accrued marketing	2,563	66
Accrued sales office expenses	2,827	823
Accrued interest expense	569	383
Accrued other	1,545	1,264

Total Accrued expenses	$15,704	$14,601

10. Shareholders’ Equity:

The following table shows weighted average basic shares for the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average basic shares	41,558,919	39,649,813	41,290,569	38,070,234

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were included in the computation of diluted weighted average shares outstanding. The potential common shares related to the convertible notes are included in the computation of the diluted weighted average shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Number of shares	9,272,219	1,109,849	6,893,923	1,297,707
Range of exercise price	$1.5 - $4.00	$1.15 - $5.12	$1.15 - $4.00	$1.15 - $5.84

11. Stock-Based Compensation:

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through September 30, 2009 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.

There were no options issued during the three months ended September 30, 2009 or 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected life (years)	—	—	5.0%	5.0%
Risk-free interest rate	—	—	1.9%	2.4-3.2%
Expected Volatility	—	—	78.0%	55.0%
Expected Dividend yield	—	—	0.0%	0.0%

The weighted average estimated fair value of the options granted for the nine months ended September 30, 2009 was $2.21. The weighted average estimated fair value of the options granted for the nine months ended September 30, 2008 was $3.83.

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

A summary of the options issued by the Company for the nine months ended September 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	3,157,801	$5.17	7.18	$5,796,000
Granted	—	—		—
Exercised	—	—		—
Canceled	605	10.90

Outstanding on March 31, 2009	3,157,196	$5.17	6.94	$2,172,000
Granted	310,000	3.49
Exercised	—	—
Canceled	4,918	7.45

Outstanding on June 30, 2009	3,462,278	$5.02	6.96	$4,828,000
Granted	—	—
Exercised	1,250	4.20
Canceled	3,523	9.58

Outstanding on September 30, 2009	3,457,505	$5.01	6.71	$3,558,000

Exercisable on September 30, 2009	2,306,373	$4.08	5.80	$3,355,000

The total fair value of shares vested during the three months ended September 30, 2009 was $1,021,000. A summary of the status of the Company’s non-vested shares as of September 30, 2009 is presented below:

	Non-vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,354,271	$4.57
Granted	310,000	2.21
Vested	504,093	4.23
Canceled	9,046	5.63

Non-vested at September 30, 2009	1,151,132	$4.07

The unrecognized share-based compensation cost related to non-vested stock options at September 30, 2009 is $4,214,000 and will be recognized over a weighted average of 2.3 years.

12. Related Party Transactions:

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

($ amounts in thousands)	Balance at September 30, 2009
($ in thousands)
Amounts due to related parties:
Due to RHIT	$1,361
Due to Shenglongda	387

$1,748

During the three and nine months ended September 30, 2009, the Company sold $268,000 and $4,370,000, respectively, in pharmaceutical products to related party entities of the Company’s President, Zhiqiang Han (“Han”).

During the three and nine months ended September 30, 2009 the Company leased office space in Beijing from an entity controlled by Zhijun Tong (“Tong”), a Company director, for $23,000 and $69,000, respectively. At September 30, 2009, the Company had balances due from and due to Han.

The balances due from and due to Han are summarized as follows:

Balance at September 30, 2009
($ in thousands)
Amounts due from related parties:
Accounts receivable due from entities controlled by Han	$5

Amounts due to related parties:
Due to Han and entities controlled by Han	$116

During the nine months ended September 30, 2009 the Company received an advance payment for the purchase of inventory of $433,000 from Shengda. The $433,000 remains outstanding as of September 30, 2009.

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

Overview

BMP Sunstone Corporation, a Delaware corporation (the “Company”), is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. The Company, Sunstone, BMP China, Wanwei and Rongheng are collectively referred to as the “Company,” “we” or “our”.

Financial Overview

Our future success will depend on the continued growth of Sunstone’s OTC and our Licensed Products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Sunstone’s revenues are seasonal with the majority of sales related to cough, cold and flu products, which are in the most demand in the winter and spring seasons. Through the acquisition of Shengda we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect the acquisition of Shengda will enrich our product brands.

We believe our Licensed Products segment will continue to have significant continued growth. During 2008 and 2009, we believe we have made significant adjustments to strengthen our sales and marketing capability by focusing on obstetrics and gynecology. In addition, we have pursued a strategy of consolidating our sales and marketing teams so that we can achieve higher growth and profitability. In addition, we are actively searching for new pharmaceutical products from foreign pharmaceutical companies for licensing into China.

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

•

RMB 14 million (or $2,045,000 as of September 30, 2009) is payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement.

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of three shareholders of Shengda. The investment in Shengda was accounted for in accordance with APB 18 under the equity method of accounting. Our total investment in Shengda was $3,114,000 as of September 30, 2009, of which we had paid $2,514,000. There were no acquisition costs incurred during the three or nine months ended September 30, 2009.

On April 12, 2009, Sunstone entered into a joint venture agreement with Tangshan Yangguang Fulai Business Consultants Co., Ltd. (“Tangshan SunshineFly”) to establish Taiyangshi Fulai Tangshan Pharmaceutical Co., Ltd. (“Sunstone Fulai”) located in Yutian County, Tangshan. Sunstone Fulai is owned 70% by Sunstone and 30% by Tangshan SunshineFly. The joint venture agreement requires Sunstone to inject RMB 35 million (or $5.1 million as of September 30, 2009) and Tangshan SunshineFly to contribute technology with an estimated value of RMB 15 million (or $2.2 million as of April 15, 2009) to the joint venture. On April 16, 2009, Sunstone Fulai received the business license.

In acquiring our 70 percent interest in Sunstone Fulai, Sunstone has agreed to inject RMB 35 million, all of which was injected as of September 30, 2009. Tangshan SunshineFly will contribute production technology at a later date once the manufacturing facility is completed. For financial reporting purposes, we have accounted for Sunstone Fulai as a consolidated subsidiary from April 16, 2009 through September 30, 2009.

The noncontrolling interest of Tangshan SunshineFly represents the fair value of 30 percent of Sunstone’s cash injection as of September 30, 2009, or RMB 35.0 million (or $1,536,000 as of September 30, 2009), adjusted for 30% of the net loss of Sunstone Fulai. For the period April 16, 2009 through September 30, 2009, Sunstone Fulai generated a loss of $117,000.

Sale of Alliance BMP Limited

On August 3, 2009, the Company entered into a Share Purchase Agreement with Alliance UniChem Group Limited for the sale of the Company’s 20% ownership of Alliance BMP Limited (“Alliance BMP”), an investment vehicle based in the United Kingdom for $15,100,000. The Company recorded Alliance BMP under the cost method investment and prior to the sale Alliance BMP did not record any impairment charges relating to this investment. The Company received $7,550,000 during the quarter ended September 30, 2009, and the remaining balance of $7,550,000, representing 50% percent of the total consideration, is due in August 2010. The Company recognized a gain on the sale of $7,000 during the quarter ended September 30, 2009.

Liquidity and Capital Resources

Cash

As of September 30, 2009, we had unrestricted cash and cash equivalents of approximately $13.2 million which represented 5.6% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.

Long Term Debt

On January 20, 2009, BMP Sunstone Corporation (the “Company”) completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Noteholders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

Pursuant to the Note Exchange Agreements, the Company issued the January Exchange Notes in the aggregate principal amount of $10,650,000 to the Noteholders. The January Exchange Notes bear interest at a rate of 12.5% per annum, payable quarterly in arrears beginning on April 1, 2009. The January Exchange Notes have a maturity date of July 1, 2011. The accrued but unpaid interest on the 10.0% Notes prior to the Exchange was paid to the Noteholders participating in the Exchange on April 1, 2009.

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

The January Exchange Notes were subsequently amended in March 2009 to fix the conversion price option at $3.00.

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

On May 14, 2009, the Company amended the terms of the March Public Notes to fix the conversion price at an amount equal to $3.00 per share of common stock and to add a covenant stating that the Company shall not issue equity, convertible debt or securities convertible into equity at an amount equal to less than $2.75 per share of common stock (with such $2.75 amount to include the fair value of any option, warrant or similar right offered by the Company and to be adjusted in the manner identical to the adjustment of the conversion price as provided in the amendment) until December 31, 2009. The amendment of the March Public Notes was effective as of March 16, 2009.

On March 13, 2009, the Company completed an exchange (the “March Exchange”) of $1,000,000 principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (the “March Exchange Notes”), pursuant to a note exchange agreement (the “Note Exchange Agreement”) by and between the Company and certain holders of the 10.0% Notes (the “March Exchange Noteholders”). The terms of the March Exchange Notes are substantially similar to those of the January Exchange Notes. The Company recorded the fair value of the amended notes at $1,026,000 as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of such notes. Amortization of debt premium of $3,000 was recorded for the three months ended September 30, 2009 and $7,000 was recorded for the period from March 13, 2009 through September 30, 2009.

In addition, on March 16, 2009, the Company completed a private placement (the “Private Placement”) of $6,350,000 principal amount of 12.5% March Cash Secured Convertible Notes due July 1, 2011 (the “March Cash Notes”). The terms of the March Cash Notes are substantially similar to the terms of the March Exchange Notes. The Company consummated the Private Placement by entrance into purchase agreements (the “Purchase Agreement”) with certain investors (the “Private Noteholders”).

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

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations in the nine months ended September 30, 2009.

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with the Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 a 5.4% annual rate of interest and pays interest monthly. The Company’s obligations under the debt are secured by assets of Sunstone. The loan agreement does not contain any covenants. As of September 30, 2009, RMB 30,000,000 (or $4,383,000) is outstanding and is due May 2011.

On July 17, 2009, the Company entered into a RMB 16,000,000 (or $2,339,000 as of July 17, 2009) loan agreement with China Construction Bank in China. The term of the loan is July 17, 2009 through July 16, 2012 at 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan does not contain any covenants. As of September 30, 2009, RMB 16,000,000 (or $2,340,000) is outstanding and is due July 2012.

Common Stock Warrants

On February 20, 2009, the Company closed its offering of 559,062 units (the “Units”), each consisting of (i) two shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) a warrant (“Warrant”) to purchase one share of Common Stock at an exercise price of $4.00 per share, which exercise price was subject to potential re-pricing.

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

After 90 days from the issuance of the warrants, or May 21, 2009, the warrant option reprice provisions expired, the exercise price remained at $4.00 and the warrant was deemed to be indexed to its own stock. Accordingly, the warrant liability was extinguished in the amount of $1,342,000 and recorded as additional paid capital.

Cash Flow

We anticipate that our September 30, 2009 balance of approximately $13.2 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

Net cash used in operating activities was $1,932,000 for the nine months ended September 30, 2009. This amount reflected our loss of $3,913,000, offset by $9,797,000 in net non-cash charges including loss on early extinguishment of debt of $4,573,000, gain on fair value of derivatives of $1,204,000, amortization of intangible assets of $2,658,000 , amortization of debt discount and debt issuance costs of $695,000, stock based compensation expense of $1,784,000, depreciation and amortization of equipment and leasehold improvements of $1,745,000, decrease in deferred taxes of $369,000 , equity method investment income of $189,000, loss on disposal of asset of $139,000 and noncontrolling interest of $35,000 . In addition, we generated $7,953,000 of operating cash as result in changes in certain of our operating assets and liabilities during the nine months ended September 30, 2009. The most significant changes were the increase in accrued expenses of $1,253,000 and decreases inventory of $1,463,000 and notes receivable of $5,237,000. Offsetting these changes were increases in accounts receivable of $11,547,000, VAT receivable of $136,000, other receivables of $616,000, other current assets of $205,000 and decreases in accounts payable of $3,029,000 and amounts due to related parties of $236,000.

Cash used in investing activities was $903,000 and reflects the acquisition of property, plant and equipment of $5,908,000, payment for land use rights of $901,000 and the payment for Shengda of $1,637,000 and cash received for the sale of our investment in Alliance BMP of $7,543,000.

Net cash used in financing activities was $271,000, which consisted of proceeds from the exercise of warrants of options and $73,000, net proceeds from the issuance of common stock of $2,999,000, proceeds from the issuance of long term debt of $12,031,000, and was offset by the repayment of long term debt of $11,350,000 net payments on bank borrowings of $3,069,000 and the increase of restricted cash of $413,000.

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

Notes receivable

As of September 30, 2009 we had notes receivable of approximately $10.6 million which represented 4.5% of our total assets. Notes Receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of September 30, 2009, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
($ amounts in thousands)	2009	2008	2009	2008
Net Revenues	$33,626	$30,503	100.0%	100.0%
Cost of Sales	17,950	16,676	53.4%	54.7%

Gross Profit	15,676	13,827	46.6%	45.3%

Sales and Marketing Expenses	9,811	9,152	29.2%	30.0%
General and Administrative Expenses	4,825	2,910	14.3%	9.5%

Total Operating Expenses	14,636	12,062	43.5%	39.5%
Profit From Operations	1,040	1,765	3.1%	5.8%
Other Income (Expense):
Interest Income	52	6	0.2%	0.0%
Interest Expense	(895)	(1,590)	-2.7%	-5.2%
Debt Issuance Cost Amortization	(101)	(210)	-0.3%	-0.7%
Equity Method Investment Income	107	—	0.3%	0.0%
Loss on Early Extinguishment of Debt	—	—	0.0%	0.0%
Gain on Derivatives	—	—	0.0%	0.0%

Total Other Expense	(837)	(1,794)	-2.5%	-5.9%

Profit (Loss) Before Provision for Income Taxes	203	(29)	0.6%	-0.1%
Provision for Income Taxes	430	787	1.3%	2.6%

Net Loss	$(227)	$(816)	-0.7%	-2.7%

Net Revenues

Net revenue was approximately $33,626,000 for the three months ended September 30, 2009 as compared with approximately $30,503,000 for the three months ended September 30, 2008. Revenue by product categories was as follows:

	Three months ended September 30,		$ Increase/ (Decrease)	% Change
($ amounts in thousands)	2009	2008
Branded OTC Sales	$17,053	$15,471	$1,582	10.2%
Distribution products	14,472	13,696	776	5.7%
Licensed products	2,101	1,336	765	57.3%

	$33,626	$30,503	$3,123	10.2%

Branded OTC Sales. Sunstone revenues were $17,053,000 for the three months ended September 30, 2009 as compared to $15,471,000 for the three months ended September 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which accounted for approximately 82.9% of Sunstone’s revenue for the period. For the three months ended September 30, 2008, Sunstone’s top five products accounted for 96.0% of total revenue.

Distribution Products. Distribution revenue for the three months ended September 30, 2009, excluding licensed products, was $14,472,000 as compared to $13,696,000 for the three months ended September 30, 2009 and 2008, an increase of 5.7%. For the three months ended September 30, 2009 and 2008 the results include Wanwei and Rongheng. Wanwei’s top five products excluding our licensed products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong Capsule which collectively accounted for 48.5% of Wanwei’s revenue (excluding licensed products) for the three months ended September 30, 2009. For the three months ended September 30, 2008 Wanwei’s top five products accounted for 30.0% of total revenue. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrochloride, which collectively accounted for 27.0% of Rongheng’s revenue for the three months, ended September 30, 2009. For the three months ended September 30, 2008, Rongheng’s top five products accounted for 26.0% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $2,101,000 for the three months ended September 30, 2009 as compared to $1,336,000 for the three months ended September 30, 2008, an increase of 57.3%. As of September 30, 2009 there were 531 and 703 hospitals selling Propess and Anpo respectively, versus 456 and 489, respectively, as of September 30, 2008.

Cost of Goods Sold:

	Three months ended September 30,
($ amounts in thousands)	2009	2008	$ Increase (Decrease)	% Change
Branded OTC
Revenues	$17,053	$15,471	$1,582	10.2%
Cost of Sales	3,787	3,640	147	4.0%

Gross Profit	$13,266	$11,831	$1,435	12.1%

Gross Margin%	77.8%	76.5%

Distribution
Revenues	$14,472	$13,696	$776	5.7%
Cost of Sales	13,355	12,453	902	7.2%

Gross Profit	$1,117	$1,243	$(126)	(10.1)%

Gross Margin%	7.7%	9.1%

Licensed Products
Revenues	$2,101	$1,336	$765	57.3%
Cost of Sales	808	583	225	38.6%

Gross Profit	$1,293	$753	$540	71.7%

Gross Margin%	61.5%	56.4%

Total
Revenues	$33,626	$30,503	$3,123	10.2%
Cost of Sales	17,950	16,676	1,274	7.6%

Gross Profit	$15,676	$13,827	$1,849	13.4%

Gross Margin%	46.6%	45.3%

Cost of goods sold was approximately $17,950,000 for the three months ended September 30, 2009 as compared with $16,676,000 for the three months ended September 30, 2008. The gross profit for the three months ended September 30, 2009 was 46.6% as compared to 45.3% for the three months ended September 30, 2008. The gross profit for the three months ended September 30, 2009 of Sunstone products was $13,266,000, which included $115,000 of amortization of intangibles resulting from the Sunstone acquisition. The gross profit for the three months ended September 30, 2008 of Sunstone was $11,831,000, which included $107,000 of amortization of intangibles resulting from the Sunstone acquisition. The gross profit for Sunstone was 77.8% for the three months ended September 30, 2009 as compared to 76.5% for the three months ended September 30, 2008.

The gross profit for the three months ended September 30, 2009 for distribution was $1,117,000 as compared to $1,243,000 for the three months ended September 30, 2008. The gross margin for the distribution was 7.7% for the three months ended September 30, 2009 as compared to 9.1% for the three months ended September 30, 2008.

The gross profit for the three months ended September 30, 2009 for licensed products was $1,293,000 as compared to $753,000 for the three months ended September 30, 2008. The gross margin for licensed products was 61.5% for the three months ended September 30, 2009 as compared to 56.4% for the three months ended September 30, 2008. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high gross profit products. In addition, the Company introduced a higher gross profit version of Propess in 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $9,811,000 for the three months ended September 30, 2009 as compared with $9,152,000 for the three months ended September 30, 2008. Selling and Marketing expenses as a percentage of net revenues decreased to 29.2% for the three months ended September 30, 2009 as compared to 30.0% for the three months ended September 30, 2008. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $8,112,000 or 82.7% of sales and marketing expenses for the three months ended September 30, 2009 as compared to $8,007,000 or 87.5% for the three months ended September 30, 2008. The most significant sales and marketing expense increases for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 are as follows: sales office expenses of $812,000, travel and transportation expenses of $496,000 and advertising expenses of $124,000. The most significant sales and marketing expense decreases for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 are as follows: salaries and related expenses of $557,000 and marketing expenses of $303,000.

General and Administrative Expenses:

General and administrative expenses were approximately $4,825,000 for the three months ended September 30, 2009 as compared to $2,910,000 for the three months ended September 30, 2008. General and administrative expenses as a percentage of net revenues increased to 14.3% for the three months ended September 30, 2009 as compared to 9.5% for the three months ended September 30, 2008. The most significant increase was $1,180,000 for research and development as compared to the three months ended September 30, 2008. Salary and related expenses increased $254,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, which was the result increased salaries at Sunstone. For the three months ended September 30, 2008, the Company reversed $525,000 which was an over accrual for socials taxes from prior years.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents and debt premium amortization. We received interest income on our balances of cash and cash equivalents of $16,000 during the three months ended September 30, 2009 and $6,000 for the three months ended September 30, 2008. As of September 30, 2009, the unamortized debt premium amounted to $222,000. Total premium amortization was $36,000 for the three months ended September 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financings. We had interest expense of $895,000 for the three months ended September 30, 2009 and $1,590,000 for the three months ended September 30, 2008, of which total amortization of debt discount was $0 for the three months ended September 30, 2009 as compared to $767,000 for the three months ended September 30, 2008.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $837,000 as of September 30, 2009 and $101,000 of debt issuance costs had been amortized for the three months ended September 30, 2009 as compared to $210,000 for the three months ended September 30, 2008.

Equity Method Investment Income:

Our 50% investment in Shengda is included in our financial statements under the equity method of accounting for the three months ended September 30, 2009. The difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $337,000, or $169,000 for our 50% equity ownership. The total of amortization for the period was $62,000 which resulted in an equity method investment income of $107,000.

($ amounts in thousands)
Equity in earnings of Shengda for the three months ended September 30, 2009	$169
Less adjustments of excess fair value:
Depreciation and amortization expense of buildings and intangible assets, including land use rights	62

Total equity method investment income	$107

Income Taxes

For the three months ended September 30, 2009, we recognized $430,000 of income tax expense on profit before income taxes of $203,000. This compared to income tax expense for the three months ended September 30, 2008 of $787,000 on loss before income taxes of $29,000. China does not permit the filing of a consolidated tax return for the entities that are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at a rate of 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15%. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced the income tax rate from 25% to 15%.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
($ amounts in thousands)	2009	2008	2009	2008
Net Revenues	$105,371	$78,230	100.0%	100.0%
Cost of Sales	54,643	40,120	51.9%	51.3%

Gross Profit	50,728	38,110	48.1%	48.7%

Sales and Marketing Expenses	33,622	26,251	31.9%	33.6%
General and Administrative Expenses	12,755	9,886	12.1%	12.6%

Total Operating Expenses	46,377	36,137	44.0%	46.2%

Profit (Loss) From Operations	4,351	1,973	4.1%	2.5%
Other Income (Expense):
Interest Income	159	68	0.2%	0.1%
Interest Expense	(3,369)	(4,770)	-3.2%	-6.1%
Debt Issuance Cost Amortization	(326)	(630)	-0.3%	-0.8%
Equity Method Investment Income	189	675	0.2%	0.9%
Loss on Early Extinguishment of Debt	(4,573)	—	-4.3%	—
Gain on Derivatives	1,204	—	1.1%	—

Total Other Income (Expense)	(6,716)	(4,657)	-6.3%	-5.9%

Loss Before Provision for Income Taxes	(2,365)	(2,684)	-2.2%	-3.4%
Provision for Income Taxes	1,583	2,198	1.5%	2.8

Net Loss	$(3,948)	$(4,882)	-3.7%	-6.2%

Net Revenues:

Net revenues were approximately $105,371,000 for the nine months ended September 30, 2009 as compared with approximately $78,230,000 for the nine months ended September 30, 2008. Sunstone revenues were included for the period February 18, 2008 through September 30, 2008. Rongheng revenues were included for the period July 5, 2008 through September 30, 2008.

Revenue by product categories was as follows:

	Nine months ended September 30,
($ amounts in thousands)	2009	2008	$ Increase	% Change
Branded OTC	$58,390	$44,540	$13,850	31.1%
Distribution products	41,977	29,788	12,189	40.9%
Licensed products	5,004	3,902	1,102	28.2%

	$105,371	$78,230	$27,141	34.7%

Branded OTC. Sunstone revenues were $58,390,000 for the nine months ended September 30, 2009 as compared to $44,540,000 for the period February 18, 2008 through September 30, 2008, an increase of 31.1%. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby franchise accounted for 80.0% of Sunstone’s total product sales for the nine months ended September 30, 2009 as compared to 79.0% for the period February 18, 2008 through September 30, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets for pediatric diarrhea. These top five products accounted for approximately 86.1% of Sunstone’s revenue for the nine months ended September 30, 2009 as compared to 91.0% of Sunstone’s revenue for the period February 18, 2008 through September 30, 2008.

Distribution Products. Distribution revenue for the nine months ended September 30, 2008, excluding licensed products, was $41,977,000 as compared to $29,788,000 for the nine months ended September 30, 2008, an increase of 40.9%. For the nine months ended September 30, 2009, the results include Wanwei and Rongheng as compared to the nine months ended September 30, 2008, which includes nine months of Wanwei and Rongheng for the period July 5, 2008 through September 30, 2008. Wanwei’s top five products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong capsules, which accounted for 44.7% of total distribution revenue for the nine months ended September 30, 2009 as compared to 34.0% for the nine months ended September 30, 2008. Rongheng’s top five products were Selenious Yeast Tablets, Iohetol, Gemeitabine Hydrochloride, Almitrine and Raubasine compound and Celotiam Hydrochloride, which collectively accounted for 24.4% of Rongheng’s revenue for the nine months ended September 30, 2009, as compared to 26.0% for the period July 5, 2008 through September 30, 2008.

Licensed Products. We provided sales and marketing and distribution services for Anpo, Propess, Galake and Ferriprox with revenue of $5,004,000 for the nine months ended September 30, 2009 as compared to $3,902,000 for the nine months ended September 30, 2008, an increase of 28.2%. This increase was the result of continued sales and marketing efforts promoting Propess, Anpo, Galake and initiating sales of Ferriprox in the third quarter of 2008. As of September 30, 2009 there were 531 and 703 hospitals selling Propess and Anpo respectively, versus 456 and 489 as of September 30, 2008.

Cost of Goods Sold:

	Nine months ended September 30,
($ amounts in thousands)	2009	2008	$ Increase/ (Decrease)	% Change
Branded OTC (1)
Revenues	$58,390	$44,540	$13,850	31.1%
Cost of Sales	13,643	10,675	2,968	27.8%

Gross Profit	$44,747	$33,865	$10,882	32.1

Gross Margin%	76.6%	76.0%

Distribution (2)
Revenues	$41,977	$29,788	$12,189	40.9%
Cost of Sales	39,045	27,710	11,335	40.9%

Gross Profit	$2,932	$2,078	$854	41.1%

Gross Margin%	7.0%	7.0%

Licensed Products
Revenues	$5,004	$3,902	$1,102	28.2%
Cost of Sales	1,955	1,735	220	12.7%

Gross Profit	$3,049	$2,167	$882	40.7%

Gross Margin%	60.9%	55.5%

Total
Revenues	$105,371	$78,230	$27,141	34.7%
Cost of Sales	54,643	40,120	14,523	36.2%

Gross Profit	$50,728	$38,110	$12,618	33.1%

Gross Margin%	48.1%	48.7%

(1)	Revenue and cost of sales for the Sunstone OTC segment is for the period February 18, 2008 through September 30, 2008.

(2)	Revenue and cost of sales for Distribution includes Wanwei for the nine months ended September 30, 2009 and 2008 and Rongheng for the nine months ended September 30, 2009 and the period July 5, 2008 through September 30, 2008.

Cost of goods sold was approximately $54,643,000 for the nine months ended September 30, 2009 as compared with $40,120,000 for the nine months ended September 30, 2008. The gross profit for the nine months ended September 30, 2009 was 48.1% as compared to 48.7% for the nine months ended September 30, 2008. The gross profit of Sunstone products for the nine months ended September 30, 2009 was $44,747,000, which included $346,000 of purchase accounting adjustment of amortization of intangibles resulting from the Sunstone acquisition. The gross margin for the nine months ended September 30, 2009 was 76.6% as compared to 76.0% for the nine months ended September 30, 2008.

The gross profits for the nine months ended September 30, 2009 for distribution was $2,932,000 as compared to $2,078,000 for the nine months ended September 30, 2008. The gross margin for distribution products was 7.0% for the nine months ended September 30, 2009 as compared to 7.0% for the nine months ended September 30, 2008.

The gross profits for the nine months ended September 30, 2009 for licensed products was $3,049,000 as compared to $2,167,000 for the nine months ended September 30, 2008. The gross margin for licensed products was 60.9% for the nine months ended September 30, 2009 as compared to 55.5% for the nine months ended September 30, 2008. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high gross profit products. In addition, the Company introduced a higher gross profit version of Propess in 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $33,622,000 for the nine months ended September 30, 2009 as compared with $26,251,000 for the nine months ended September 30, 2008. Marketing, advertising, salaries and related benefits, office expenses, travel and entertainment and amortization of intangibles account for $29,199,000 or 86.8% of sales and marketing expenses for the nine months ended September 30, 2009 as compared to $22,966,000 or 88.0% of sales and marketing expenses for the nine months ended September 30, 2008. The most significant sales and marketing expense increases for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 were the result of increased revenues, the inclusion of Sunstone for the nine months ended September 30, 2009 as compared to the period February 18, 2008 through September 30, 2008 and the inclusion of Rongheng for the nine months ended September 30, 2009 as compared to the period July 5, 2008 through September 30, 2008. The most significant sales and marketing expense increases for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 are as follows: advertising expenses of $3,719,000, sales office selling expenses of $1,692,000 and travel and entertainment expenses of $1,602,000.

General and Administrative Expenses:

General and administrative expenses were approximately $12,755,000 for the nine months ended September 30, 2009 as compared to $9,886,000 for the nine months ended September 30, 2008. As a percentage of net revenues general and administrative expenses were 12.1% for the nine months ended September 30, 2009 as compared to 12.6% for the nine months ended September 30, 2008. Salaries and related benefits increased $769,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase is the result of the Sunstone and Rongheng acquisitions during 2008, the increase in additional senior management in China in 2008 and salary increases and expansion of our administrative and corporate staff in China in 2008. Research and development increased $1,374,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the Company reversed $525,000, which was an over accrual for socials taxes from prior years.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents and debt premium amortization. We received interest income on our balances of cash and cash equivalents of $78 ,000 during the nine months ended September 30, 2009 and $68,000 for the nine months ended September 30, 2008. As of September 30, 2009, the unamortized debt premium amounted to $222,000. Total premium amortization was $81,000 for the nine months ended September 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financings. We had interest expenses of $3,369,000 for the nine months ended September 30, 2009 and $4,770,000 for the nine months ended September 30, 2008, of which amortization of debt discount was $450,000 for the nine months ended September 30, 2009 and $2,301,000 for the nine months ended September 30, 2008.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $837,000 as of September 30, 2009 and $326,000 of debt issuance costs had been amortized for the nine months ended September 30, 2009 as compared to $630,000 for the nine months ended September 30, 2008.

Equity Method Investment Income:

Our 50% investment in Shengda is included in our financial statements under the equity method of accounting for the period February 16, 2009 through September 30, 2009. The difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $812,000, or $406,000 for our 50% equity ownership. The total of amortization for the period was $217,000 which resulted in an equity method investment income of $189,000.

($ amounts in thousands)
Equity in earnings of Shengda for period February 16 through September 30, 2009	$406
Less adjustments of excess fair value:
Inventory sold	61
Depreciation and amortization expense of buildings and intangible assets, including land use rights	156

Total equity method investment income	$189

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

($ amounts in thousands)
Equity in earnings of Sunstone China for the period January 1, 2008 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	356

Total equity method investment gain after amortization	$675

Loss on Early Extinguishment of Debt:

During the nine months ended September 30, 2009, the Company recorded a loss of approximately $4,573,000 in deferred loan costs, debt discount and debt premium, relative to the early extinguishment of debt under the previously outstanding long term debt.

Gain on Derivatives:

The gain on derivatives liability is in connection with the convertible notes issued in January 2009, which were amended in March 2009 and May 2009, and the warrants which were issued as part of the common stock issuance in February 2009. The gain on derivatives was $1,204,000 for the nine months ended September 30, 2009.

Income Taxes:

For the nine months ended September 30, 2009, we recognized $1,583,000 of income tax expense on loss before taxes of $2,365,000. This compared to income tax expense for the nine months ended September 30, 2008 of $2,198,000 on loss before taxes of $2,684,000.

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

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of September 30, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.7 million. This hypothetical reduction on transactional exposure is based on the difference between September 30, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of September 30, 2009, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $5.7 million or 3.8% of our September 30, 2009 shareholder equity of $150.2 million.

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

ITEM 6.	Exhibits.

3.1	Amended and Restated Bylaws, dated October 27, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on October 28, 2009)

10.1	Share Purchase Agreement, dated as of August 3, 2009, by and between Alliance UniChem Group Limited and BMP Sunstone Corporation (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on August 4, 2009)

31.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE CORPORATION

Date: November 9, 2009	/s/ DAVID GAO
David Gao Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)