Form 10-K
period 2009-12-31
BMP Sunstone CORP
filed 2010-03-15
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              TO

Commission file number 000-32980

BMP SUNSTONE CORPORATION

600 W. Germantown Pike, Suite 400

Plymouth Meeting, Pennsylvania 19462

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of the registrant’s stock on June 30, 2009 (based on the last reported sale price on the Nasdaq Global Market as of such date) was $117,376,000 assuming all officers, directors and persons deemed to be the beneficial owner (beneficial ownership determined in accordance with the rules of the Securities and Exchange Commission) of 10% or more of our capital stock are affiliates. As of March 15, 2010 there were 41,941,987 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2010 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

BMP Sunstone Corporation, a Delaware corporation, referred to herein as BMP Sunstone, we, us, our and the Company, is a specialty pharmaceutical company engaged in the development, manufacture, and sales of over-the-counter, or OTC, medicinal brands for women and children in China. We also provide other international pharmaceutical manufacturers with a single point of contact for comprehensive services, including clinical research and product registration, marketing and promotional support, and product distribution, to facilitate the introduction of their pharmaceutical products into the Chinese market.

Our business in Manufactured Products medicines for children and women is conducted primarily by our subsidiary Sunstone (Tangshan) Pharmaceutical Co., Ltd, or Sunstone. Integrated market-entry services for international pharmaceutical manufacturers are provided through Beijing Med-Pharm Co. Ltd., or BMP China, Beijing WanWei Pharmaceutical Co., Ltd., or WanWei, and Shanghai Rongheng Pharmaceutical Co., Ltd., or Rongheng.

Our profit from operations derives mainly from Sunstone, BMP China, and WanWei.

We were incorporated in the State of Delaware in November, 2003, as a wholly owned subsidiary of Just Great Coffee, Inc., a New Jersey corporation. In January 2004, Just Great Coffee, Inc. merged with and into us and we were the surviving corporation. BMP China was incorporated in China in May 1994. In December 2001, Abacus Investments Limited, or Abacus, acquired a 100% equity interest in BMP China. In February 2004, we acquired all of the equity interests of BMP China from Abacus in exchange for our issuance to Abacus of 7,807,509 shares of our common stock, which represented approximately 90% of our common stock at the time of the exchange. As a result of this exchange, BMP China became our wholly owned subsidiary. In December 2005, we completed our acquisition of WanWei. On October 31, 2007, we completed the acquisition of 49% of the issued share capital of Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited), or Sunstone China, which holds a 100% equity interest in Sunstone. On February 18, 2008, we completed the acquisition of the remaining 51% interest in Sunstone China that we had not already acquired (for the period November 1, 2007 through February 17, 2008, we accounted for Sunstone China as an equity investee). On July 4, 2008, we completed the acquisition of 63.3% of the issued share capital of Rongheng. On February 16, 2009, Sunstone received its business license for 50% of the outstanding equity of Zhangjiakou Shengda Pharmaceutical Co.Ltd, which has changed its name to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co.Ltd, or Shengda. On April 16, 2009, Sunstone Fly (Tangshan) Pharmaceutical Co. Ltd, or Sunstone Fly, whose 70% outstanding equity is held by Sunstone, was founded. Sunstone Fly produces traditional Chinese medicines, or TCMs, for the pediatric market.

Set forth below is a chart that reflects our current corporate organization:

Industry Environment and Development Prospects

Economic reform and the gradual opening of markets in China began in the late 1970’s. Since then, the climate for both domestic and foreign businesses has undergone dramatic transformation. According to 2009 Medicine Economic News, during this 30-year period, Chinese per-capita consumption of goods and services increased 28 times, per-capita health expenditures increased 64 times, and per-capita drug spending increased from RMB4 to RMB378. Further according to 2009 Medicine Economic News, in 1978, China’s share of the global pharmaceutical market was only 0.9% and by 2008, that share had increased to 8.3%. The gross output value of the Chinese pharmaceutical industry (see the chart below) grew from $7.9 billion in 1978 to $866.6 billion in 2008. This represents a compound annual growth rate, or CAGR, of 17%, or approximately 1.5 times the CAGR of GDP in China during the same period. The total volume of foreign trade value of Chinese medicines and health products grew from $330 million in 1978 to $48.69 billion in 2008.

IMS Health forecasts that China will be the 3rd largest medicinal market in the world in 2011, and that by 2020, it will have moved into second position, behind only the United States.

We believe economic conditions for the pharmaceutical industry in China remain favorable. In 2009, the growth rate in the Chinese GDP reached 8.7% and the economic aggregate totaled RMB33.5 trillion. According to data from the Chinese Ministry of Industry and Information, during the first three quarters of 2009 the gross output value of the Chinese pharmaceutical industry reached RMB618.4 billion This represents a year-over-year increase of 17.3%, more than 14 percentage points higher than the corresponding average growth rate for all Chinese industries combined (2.97%). Given the strong growth of both domestic demand for medicines and pharmaceutical manufacturing capacity and output, we expect this robust rate of growth to continue.

Market conditions also continue to be influenced by the evolution of Chinese government healthcare policy. “Opinions of the State Council on Deepening the Reform of the Medical and Health Care System,” issued by The State Council of the People’s Republic of China (the State Council) in April 2009, signaled the formal commencement of a major public health initiative by the Chinese government. The goal of this new policy is to provide access to basic medical care for every person in China by the 2020. Subsequent government policy statements related to this reform, including “Opinions on Formulation and Implementation of National Essential Medicine System,” “National Essential Drugs List,” and “China’s National Medical Insurance Catalog,” or the 2009 NIC, are set to exert considerable, generally positive, influence on the Chinese pharmaceutical industry and its future development. For example, as stated above, a major component of these reforms is an effort to extend basic medical insurance coverage to a larger portion of the Chinese population.

In January 2009, the State Council of the People’s Republic of China announced it would spend RMB850 billion over three years to increase the enrollment rate in basic medical insurance above 90% among urban residents and participants in the new rural cooperative medical system; raise the governmental per-capita subsidy for medical insurance to RMB120 starting in 2010; and increase the reimbursement rates and payment limits for medical services. The Ministry of Human Resources and Social Security of the People’s Republic of China estimated that, by the end of 2009, the number of Chinese citizens with medical insurance had already reached

1.2 billion. According to the State Food and Drug Administration, or the SFDA, Southern Medicine Economy Economic Research Institute, the portion of anticipated growth in the Chinese pharmaceutical market directly attributable to this expansion of medical insurance coverage will be approximately RMB200 billion in 2010. As a result, the gross output value of the Chinese pharmaceutical industry is expected to grow by 23% in 2010, reaching RMB1.25 trillion.

Our Opportunity

The centers of growth for the global pharmaceutical industry will continue a steady shift from European, American and other leading markets to Asia, Australia, Latin American, Eastern Europe and other regions. One of the largest and fastest growing of these growing markets, China, will represent a significant opportunity for the pharmaceutical industry for the foreseeable future. BMP Sunstone has made strategic investments in key sectors of this dynamic marketplace to secure a competitive position and drive market share growth. In addition to the beneficial impact of favorable economic conditions and government health policies on the Chinese pharmaceutical market, the following factors also enhance the prospects for rapid development and strong performance of our Company:

Large Population and Target Segment Size

Home to nearly 20% of all human beings, China is the most populous nation in the world. According to the Chinese National Bureau of Statistics, the total national population at the end of 2008 was 1.328 billion. Nearly half (48.5%) of this total, or 644 million Chinese, were female, with the number of women of reproductive age exceeding 350 million. The number of children (0-14 years old) was 251 million, accounting for 19% of the total population. There were 16.08 million births in 2009.

Aging Population

China’s aging population is also growing, expected to reach 173 million in 2010, representing approximately 12.5% of the total population. By 2020, it is estimated by China’s Population and Development Research Center that the growth in the aging population in China will accelerate, reaching 245 million or over 16% of the total population.

Continued Urbanization

Population migration into large urban centers continues to accelerate in China. At the end of 2008, the Chinese urban population was 606 million, or 45.7% of the total population. By 2020, an estimated 50%-55% of all Chinese will live in cities.

Large Gynecological Market

The market for medicines for women in China is approximately RMB20 billion and is dominated by treatments for common gynecological disorders including vaginal inflammation and endometriosis. Approximately 42.9% of women will experience at least one incidence of vaginal inflammation, and about 30% of women, particularly between the ages of 30 and 50, suffer from hysteromyoma (fibroids). Approximately 10-15% of the 300 million women of child-bearing age in China are diagnosed with endometriosis each year. We have obtained the exclusive license to market and distribute Depo Provera from Pfizer for the treatment of Endometriosis.

Unmet Needs in the Obstetrical Market

As a report from The World Health Organization revealed, the current caesarean birth rate in China is 40%-46%, the highest in the world. Approximately 25% of these procedures are unnecessary. The incidence of premature delivery ranges from 5-15% and the incidence of threatened premature delivery reached 28% as more Chinese women wait until they are older to become pregnant. The Guidelines for Labor Induction in Late Stage Pregnancy was published in the Chinese Journal of Obstetrics and Gynecology in January 2008 and selected Propess as the first line treatment for labor induction in late stage pregnancy. Propess is marketed and distributed by us in China. In addition, we market and distribute Anpo for the management of pre-term labor.

Growing Pediatric Market.

The market for pediatric medicines has grown to nearly RMB30 billion. The most significant products for this market are anti-cold medicines, drugs for respiratory diseases, anti-diarrhea medicines, anti-infectives and vitamins, which account for 80% of all pediatric medicine. Our GoodBaby product range manufactured and sold by Sunstone is a leading pediatric brand in China.

Growth of OTC Market

The market for over-the-counter, or OTC, medicines in China has shown rapid development, growing from RMB 1.9 billion in 1990 to RMB 129.5 billion in 2008. According to China Medicine News, in 2010, China is expected to become the world’s second largest market for OTC medicines. Corresponding to the rapid development of China’s OTC market, some original research-based multinational corporations accelerated the growth in China’s OTC market through mergers and acquisitions.

Progress in China’s medical reform initiatives, movement toward universal medical insurance, an aging population, as well as the consolidation and integration of the domestic pharmaceutical markets will encourage further development of the Chinese pharmaceutical industry and significantly expand commercial opportunity. Furthermore, among Chinese pharmaceutical segments, the obstetrical, gynecological and pediatric markets are relatively fragmented and underserved. Taken together, these factors define a broad range of attractive opportunities for further growth of BMP Sunstone.

Description of Business and Position in Industry

BMP Sunstone is a fully integrated specialty pharmaceutical company with both prescription and OTC products focused primarily on pediatrics and women’s health. Sunstone is a leading domestic producer of OTC brand medicines for women and children, while BMP China operates a leading professional sales organization specializing in obstetrical prescription medicines.

The Company has been devoted to the development of the Chinese pharmaceutical market since its inception and has already made significant progress toward becoming a market leader on the basis of a flexible and highly efficient approach to mergers and acquisitions, a management team with extensive operational and business development experience in China, and a high degree of collaboration among our subsidiary companies. Through brand extensions and expanded channel coverage, Sunstone has built leading OTC brand families for children (“Goodbaby”) and for women (“Confort”). By virtue of unique product introductions, our medical sales and promotion capabilities, and a clear focus on gynecology and obstetrics, BMP China has maintained rapid growth and become the leading domestic supplier of obstetrical medicines. The pharmaceutical distribution businesses of WanWei and Rongheng have also experienced rapid growth and the enhancement of their collaboration with BMP China has laid a solid foundation for the nationwide expansion of BMP China.

Sunstone (Manufactured Products Segment)

Our Manufactured Products segment consists of the operations of Sunstone. Sunstone specializes in medicines for women and children and has manufacturing facilities located in Tangshan, Hebei Province China. Revenues from the Manufactured Products segment account for more than 90% of Sunstone’s total revenue. In 2009, sales of GoodBaby products accounted for 78.3% of total revenue, and sales of Confort products accounted for 12.1% of total revenue.

According to the China Pharmaceutical Statistical Annual Report in 2008, Sunstone ranked among the top 100 National Pharmaceutical Enterprises based on both revenue and profit.

Products

Sunstone owns 102 Product Approval Numbers, which represents the number of products approved for sale by the SFDA. Sunstone markets three brand families “Goodbaby,” “Confort” and “Nemei.”

Major products in the Goodbaby brand family include Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Coughing Granules, Pediatric Kechuanling Oral Solution, Amoxicillin and Clavulanate Dispersible Tablets for children, Amoxicillin Dispersible Tablets, Roxithromycin Dispersible Tablets, Pidotimod Tablets, Montmorillonite Granules, and Pediatric Vitamin Granules.

The product portfolio under the Confort brand includes multiple products for vaginal infections, including Compound Zedoary Turmeric Oil Suppository, Econazole Nitrate Suppository, Clotrimazole and Chlorhexidine Acetate Suppositories and Nifuratel-Nystatin Vaginal Soft Capsules.

The Nemei brand family consists of a variety of OTC women’s health products related to nutrition and general well being.

GoodBaby has been designated a Certified Famous Chinese Brand. Confort has received a famous trademark designation from Hebei Province.

For three consecutive years, from 2005 to 2008, GoodBaby was ranked among the “Most Recommended Brands by Pharmacy Employees” by the Chinese OTC Medicine Association.

In August 2009, the Chinese OTC Medicine Association ranked Sunstone’s Amantadine Hydrochloride Granules No.1 among pediatric OTC medicines. In October 2009, GoodBaby and Confort were recognized as the “Most Recommended Brands by Pharmacy Employees” by China Drugstore Magazine. In December 2009, Goodbaby and Confort were named the “Favorite Brand of Chinese Women and Children” by the Chinese Women and Children Development Center.

Related Subsidiaries

Shengda specializes in antibiotic research, development and production. It has approval from the SFDA to manufacture approximately 76 products, and primarily focuses on penicillin and cephalosporin products. Dosages and flavors are specifically designed for the unique needs of children and the product portfolio includes some of the most widely prescribed and effective pediatric medicines, such as amoxicillin tablets and capsules, as well as amoxicillin and clavulanate potassium compounds. The products are formulated as dispersible tablets, which offer consistently high levels of safety and efficacy and are preferred by parents for ease of administration to children.

Distribution and Marketing

As of December 31, 2009, Sunstone had more than 1,500 salespeople in 35 regional offices promoting its products throughout China.

To broaden awareness of Sunstone brands and appreciation for our leading role in protecting the health and well-being of women and children in China, we have launched four public health campaigns, including “GoodBaby Family Medicine-chest activity,” “Bright Mother, Healthy Baby appraisal,” “GoodBaby Health Plan in Community” and “Goodbaby Cup Painting competition.” These campaigns reach children and mothers through kindergartens, elementary schools, and communities all over China. Our approach to creating value for our customers is based on the concept of “customized solution, customized health,” and we try to incorporate this idea into all of our promotional activities. We believe our business is about more than promoting our products; it is about promoting health. In 2009, we carried out a large public service activity, “Light New Hope,” to support the mothers and children of the Sichuan-Wenchuan earthquake disaster region in collaboration with pharmacies all over China. This activity, which included over 100,000 pharmacies, successfully heightened our corporate image and increased popular support for the Sunstone, GoodBaby and Confort brands.

Our sales system has enabled us to build a large selling network. This network, extending throughout most of China, gives us access to 25,000 target hospitals, pharmacies, and community and county-level medical institutions, as well as more than 350 independent distributors. Essentially, we have expansive coverage of primary pharmacies in all major consumer markets in China.

Our product distribution during 2009 and 2008 for Sunstone and BMP China is represented in the charts below:

Research and Development

Throughout its history, Sunstone has engaged in extensive research and development activities through independent research and development and cooperation with leading scientific research institutions in China. Currently, Sunstone is conducting 32 trials for drugs which have received clinical trial approval, or CTAs, including 13 products for pediatrics and 7 products for gynecology. In addition, Sunstone currently has 5 CTAs pending review for Product Approval Numbers. The successful development of new products is an important driver of Sunstone’s continued success.

Sunstone secured the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department, which provides Sunstone with a preferential income tax rate of 15% for the years 2008, 2009 and 2010.

Intellectual Property

Sunstone owns or licenses 25 patents which have been approved by the Intellectual Property Office of the People’s Republic of China, and 13 invention patents. These patents provide protection relating to production technology, production devices and package design, giving our products unique competitive advantages and differentiation. Sunstone has obtained more than 100 trademarks, including those relating to Goodbaby, Confort, Sunstone and other major marks or names.

WanWei (Pharmaceutical Distribution Segment)

WanWei was founded in 1999 and its main business is distribution of medicinal products. In addition to the distribution of TCMs, chemical pharmaceutical preparations, chemical pharmaceutical products, antibiotics, biochemical drugs, biological products, and psychotropic drugs (Category II), since its inception, WanWei has been the sole supplier of raw materials for medicinal compounding at key hospitals in the region of Beijing. WanWei is also a qualified supplier of raw materials for medicinal precursor chemicals, Category II psychotropic drugs, protein assimilation drugs, and peptide hormones, providing additional business resources and unique competitive advantages. WanWei owns an extensive hospital sales network in Beijing, with access to 100% of Tier III (top tier) and 61% of Tier II hospitals, covering more than 600 hospitals or greater than 80% of the total number medical treatment institutions in Beijing. WanWei has established business relationships with 67 of the more than 240 pharmaceutical distributors in Beijing, has geographic coverage of all the districts and counties in Beijing region, and can reach the majority of retail pharmacies in these areas.

WanWei acts as the exclusive or non-exclusive agent in Beijing for some suppliers’ products. With the legal right to import drugs, WanWei functions as BMP China’s importer of licensed products and the nationwide exclusive agent for these products.

Under this arrangement with BMP China, WanWei has become the sole distributor for Propess, Anpo and Ferriprox in China. In November 2009, we acquired exclusive promotional rights in China for Depo-Provera (a treatment for endometriosis) from Pfizer. WanWei has developed a nationwide distribution network consisting of 48 distributors in over 22 provinces/municipalities and 38 cities comprising the main economically developed regions of China.

As of the end of 2009, revenues from WanWei accounted for 25.3% of our total revenue.

WanWei Product Portfolio

WanWei currently distributes approximately 800 products, including approximately eight products on an exclusive basis, in Beijing or throughout China. The five highest revenue producing products distributed by WanWei accounted for 37.9% of WanWei’s total sales in 2009.

Rongheng (Pharmaceutical Distribution Segment)

Rongheng was established in 1996 and its business activity is primarily in Shanghai, which is currently the largest pharmaceutical market in China.

Rongheng has a distribution network that covers 300 hospitals and 1,000 retail pharmacies through Tier 2 distributors. Rongheng has access to 80% of Tier III and 70% Tier II hospitals in Shanghai. Rongheng distributes approximately 450 products. The five highest revenue producing products distributed by Rongheng accounted for 24.3% of Rongheng’s total revenue in 2009. Rongheng aims to become a unique pharmaceutical distributor by offering value-added services to product suppliers.

As of the end of 2009, revenues from Rongheng accounted for 12.7% of our total revenue.

BMP China (Licensed Products Segment)

Our Licensed Products Segment consists of the operations of BMP China, which is headquartered in Beijing, China. BMP China is the successor to Beijing Medpharm Corporation Co., Ltd, which was one of the first companies to integrate drug registration, marketing and promotion in China, especially for imported licensed products.

BMP China has developed into a professional pharmaceutical marketing company focused on obstetrics, gynecology and pediatrics, and provides a package of tailored market-entry services from registration of imported medicines through professional promotion of approved products and life-cycle management for western pharmaceutical manufacturers that are seeking to enter the Chinese market.

Product Registration

To prepare for market entry, we provide foreign pharmaceutical companies with integrated analytic services for pharmaceutical products. Through preparation of data and reports related to clinical trials, we consult with the SFDA and its subordinate Center for Drug Evaluation, or CDE, and we are able to provide comprehensive clinical trial management services until the import drug license, or IDL, is ultimately acquired.

Professional Academic Promotion

As of December 31, 2009, we employ 92 field-based marketing and sales personnel, allowing us to reach the main cities and regions in the country and cover more than 1,000 large and medium Ob/Gyn and/or specialty hospitals as well as Tier III hospitals. Most of the Company’s medical representatives have degrees in medicine or pharmacy and have extensive experience in medical marketing enhanced by the Company’s regular professional training programs.

Our proven promotion models include regular call cycles to provide doctors with the latest technical knowledge about our products and inform them about industry trends. We also expand awareness of and preference for our products through regular participation in medical symposia, case workshops, round table meeting discussions, and scientific exhibitions. By facilitating attendance by our key customers at international medical conferences, we further enhance our relationship and their understanding of our products. We also provide patients and doctors with comprehensive informational and education materials to enhance their understanding of our products

Through these efforts, the Company and our products have been widely recognized inside the Chinese pharmaceutical industry, while at the same time winning extensive support and favorable comments from numerous medical opinion leaders and professional academic institutions. These relationships have, in turn, facilitated favorable formulary position and reimbursement levels for our products. Among the four products that we have already launched, Anpo injection and Anpo tablets have been listed in Class A of the 2009 National Insurance Catalogue, or NIC, Propess® has been listed in Class B of the 2009 NIC – Limited for Maternity Reimbursement, and Ferriprox® was admitted into the “Wholly Planned Scope of Medicines for General Outpatient Service in Basic Medical Insurance of Guangdong Province (On Trial Basis)” at the end of October, 2009.

Product Portfolio for Sales and Marketing Services

We provide sales and marketing service to the following licensed products:

Product Name	Indication	Active ingredient	Partner	Launch
Propess	Cervical Ripening	Dinoprostone	Cytokine Pharmasciences	2005-Present

Anpo injection	Pre-term Labor Mgmt	Ritodrine hydrochloride	Taiwan Biotech	2006-Present

Anpo tablets	Pre-term Labor Mgmt	Ritodrine hydrochloride	Taiwan Biotech	2006-Present

Ferriprox	Iron overload (Thalassemia)	Deferiprone	ApoPharma Inc	2008-Present

Depo Provera	Endometriosis	Medroxyprogesterone Acetate	Pfizer, Inc	2nd half of 2010

Competition

The consolidation of the Chinese pharmaceutical market is gradually increasing, which increases barriers to entry. Driven by the needs for product innovation and market competitiveness, mergers and restructurings of existing pharmaceutical enterprises became more common, further improving the scale and integration of the industry leaders, including China National Pharmaceutical Group and Shanghai Pharmaceutical Group. Changes

in the bidding policy for Chinese government contracts and increased standards for Good Manufacturing Practice, or GMP, and Good Supply Practice, or GSP, are also enhancing the competitiveness of industry participants. Manufacturing enterprises that are able to combine the advantages of new drug innovation, high product quality, and brand marketing will become the dominant competitors in the future. For distribution enterprises, sales volume, terminal networks, and advanced warehousing and distribution facilities will be the keys to future competitiveness. Product marketing companies will be competitive only if they retain the professional marketing and sales staff and the specialized hospital promotions teams preferred by manufactures and hospitals.

Due to the increasing challenges of drug development and the patent expirations of major pharmaceutical brands, many international manufacturers are turning to generic drug and OTC product strategies in their life-cycle management planning. Increasing health care and health insurance costs are also increasing government interest in and support for the development of OTC products. In China, the growth rate of the OTC market has been significantly higher than foreign OTC markets over the last decade, attracting rapidly expanding interest and investment from international pharmaceutical companies. Major trends including Chinese healthcare reform, rising urbanization, and increased awareness among Chinese consumers of self-medication (coupled with greater buying power) will contribute to the rapid development of the OTC medicines market in China.

The Chinese government permits advertising of OTC brands through mass media channels. The ability to build brand awareness and enhance corporate reputation through consumer promotion is also driving the development and acceptance of OTC drugs, while attracting additional competitors to the market.

Sunstone is one of the leaders in the Chinese OTC medicines market, particularly in the fields of pediatrics and gynecology. In August 2009, the Chinese OTC Medicine Association ranked Sunstone’s Amantadine Hydrochloride Granules No. 1 among OTC chemicals and other drugs (in the pediatrics class). In October 2009, GoodBaby and Confort were recognized as the “Most Recommended Brands by Pharmacy Employees” by China Drugstore Magazine. In December 2009, GoodBaby and Confort were named “Favorite Brand of Chinese Women and Children” by Chinese Women and Children Development Center.

With market development for more than 10 years, Sunstone has formed its unique market promotion model, and established well-known brands Goodbaby and Confort. Through TV advertising, magazine and newspaper, professional media, Sunstone established partnership with many provincial and city level women and children organizations, and we believe its four market activities (“GoodBaby Family Medicine-Chest Activity,” “Bright mother, Healthy baby Appraisal,” “GoodBaby Health Plan in Community” and “GoodBaby Cup Painting Competition”) for the public good are very popular with women and children. We believe consumers’ awareness and loyalty to GoodBaby and Confort are continuing to improve. The largest competitor to our Goodbaby products is Shanghai Johnson and Johnson Pharmaceuticals, Ltd’s cold medicines. The largest competitor to our Confort products is miconazole nitrate suppositories manufactured by Xi’an Janssen Pharmaceutical, Ltd.

BMP China’s business is based on introducing advanced pharmaceutical products for gynecological and pediatric indications into China on the basis of exclusive licensing agreements with international innovator companies. Using a unique promotion model, BMP China has established a leading position in the obstetrics field. Its hospital promotion team specializing in gynecology and pediatrics has laid a solid foundation for future product launches, robust sales growth, and the expansion of BMP China as a dominant competitor in this field.

WanWei now covers over 80% of hospital networks and a majority of retail pharmacies in Beijing. We are increasing the number and variety of products we are licensed to distribute on an exclusive basis. Due to its storage capacity and transportation capabilities, WanWei can assure these customers 24-hour delivery for normal orders and immediate delivery for special orders. With the expansion of BMP China’s business to national scale, WanWei conducts business in 38 cities and 22 provinces in China. This national reach has increased WanWei’s competitive advantage in Beijing.

Rongheng is located in Shanghai, China’s number one pharmaceutical market. Rongheng covers 300 hospitals and nearly 1,000 retail pharmacies in Shanghai. Rongheng’s regional capabilities have allowed WanWei and BMP China to expand our business in Shanghai.

The 2009 NIC will strengthen the competitiveness of our products in the pharmaceutical market. The 2009 NIC is the official drug reimbursement list compiled as part of China’s ongoing healthcare reform plan, and includes a total of 2,151 drugs. Seventy eight of BMP Sunstone’s products have been included in the 2009 NIC, twelve of which are new additions since the last catalog published in 2004. These new additions include some of BMP Sunstone’s best selling products, including Confort, a women’s health treatment for vaginal infections, and Propess, a medication used to induce labor in late-stage pregnancy. The Company’s Amoxicillin and Amoxicillin & Clavulanate Potassium products, which treat cough and cold symptoms, were also added to the 2009 NIC. In addition, the Company’s thalassemia medication, Ferriprox, has been added on a preliminary basis to Guangdong Province’s Medical Insurance Catalog.

The 2009 NIC is a vital part of the universal healthcare system in China and will greatly expand the pharmaceutical market in China. We believe the inclusion of two of our best-performing products, Confort and Propess, as well as our cough and cold products, in the 2009 NIC and the preliminary inclusion of Ferriprox in Guangdong Province’s Medical Insurance Catalog will expand our sales. Guangdong Province has the highest incidence of thalassemia in China and treatment for this disorder can be very expensive. Therefore, we believe that the potential for partial reimbursement in Guangdong Province will boost sales of Ferriprox throughout that province. We believe that the inclusion of our products in the insurance catalogs will strengthen our brand recognition and accelerate our penetration into our key therapeutic areas, including women’s and children’s health.

Our management team has extensive experience in the domestic and foreign pharmaceutical industries. Key members of our executive management team have backgrounds in mergers and acquisitions, business development, operations management, pharmaceutical marketing and sales, and/or product development and lifecycle management with both domestic and international pharmaceutical companies.

Our Strategy

Our goal is to become a unique fully-integrated specialty pharmaceutical company focused primarily on pediatrics and women’s health. The main elements of our strategy include the following:

Further Consolidating Brand and Channel Advantages of Sunstone’s Products for Women and Children

Over more than a decade of brand-building, we believe Sunstone has firmly established the “Good Baby” and “Confort” product portfolios in their respective markets in China and made them “household names” among Chinese consumers. Moving forward, we plan to utilize mass media channels to further expand the popularity and reputation of Sunstone “GoodBaby” and “Confort” brands, including TV advertising, two-dimensional advertising and web-site promotions.

Sunstone has established a sales network with over 1400 sales representatives and more than 350 distributors, to provide adequate coverage of major drugstores in significant markets throughout China. Sunstone has also established partnerships with many regional and local women’s and children’s advocacy organizations to develop public health campaigns. With their assistance, Sunstone has reached more than ten million consumers over the past decade through participation in these special programs.

Enriching Sunstone’s Product Lines in Multiple Ways

Sunstone continues to expand its product lines of medicines for women and children through mergers and acquisitions, technology transfer, independent R&D, and other activities. Most recently, in April, 2009, after completing the acquisition of 50% of the outstanding equity interests in Zhangjiakou Shengda Pharmaceutical Co., LTD, we folded its Amoxicillin Dispersible Tablets and Amoxicillin Clavulanate Dispersible Tablets into the GoodBaby brand, further enriching our Goodbaby antibacterial product line.

Strengthening Our Prescription Hospital Coverage and Marketing Power By Focusing on Women and Children.

We are one of the leading companies in obstetrics in China. Propess and Anpo were included in Class B of the 2009 NIC, which will help us to expand our market coverage in hospitals. We plan to strengthen our sales force by adding personnel, enhancing the targeting of hospital accounts, and exploring ways to improve the productivity of sales calls.

In November, 2009, we signed an agreement with Pfizer for an exclusive marketing license for Depo-Provera in China. In the Chinese market, Depo Provera is highly differentiated among treatments for endometriosis because of its long-acting preparation and significant analgesic effect. It has been included in Class B of the 2009 NIC, which will expedite its utilization in the gynecology field.

Growth from consolidation, market expansion and channel synergy

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

Regulation of the Pharmaceutical Industry in China

The following discussion describes certain Chinese laws, rules and regulations, which apply to the Company and the Company’s activities related thereto.

Protocol on Accession of China into the World Trade Organization

China acceded to the World Trade Organization, or WTO, on December 11, 2001. According to Annex 9 of the Protocol on the Accession of the People’s Republic of China, China allowed foreign invested enterprises to distribute pharmaceutical products directly in China. In December 2004, we entered into an agreement to acquire Wanwei and completed the acquisition in 2005.

Regulation of Foreign Ownership of Pharmaceutical Distribution Companies in China

Under the Administrative Measures on the Foreign Investment in Commercial Sector adopted on April 16, 2004 by the Sixth Ministry Meeting of the Ministry of Commerce of the People’s Republic of China and effective as of December 11, 2004, foreign enterprises were permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China.

Permits and Licenses for Pharmaceutical Distribution and Manufacture Enterprises

Before any pharmaceutical distribution enterprise, including any manufacturer, wholesaler or retailer, can produce or distribute pharmaceutical products in China, it must obtain a pharmaceutical manufacture and distribution permit issued by the appropriate provincial or county level branch of the SFDA where the pharmaceutical distribution enterprise is located. The granting of a pharmaceutical manufacture and distribution permit is subject to an inspection of the premises and facilities, warehouse, hygiene environment, quality control systems, personnel and equipment of such enterprise. The pharmaceutical production license and pharmaceutical distribution permit is valid for five years. Pharmaceutical distribution enterprises and pharmaceutical manufacture enterprises must apply for renewal of their permit no later than six months prior to the expiration date of the license with the appropriate governmental authority.

In addition to the pharmaceutical distribution permit and pharmaceutical production license, pharmaceutical distribution and manufacture enterprises also must obtain a business license from the appropriate administration bureau for industry and commerce to commence its business. We have obtained the appropriate business licenses for the jurisdictions in which we operate.

Good Supply Practice Standards

Good Supply Practice, or GSP, standards were established to regulate pharmaceutical wholesale and retail enterprises to ensure the quality of distribution of pharmaceutical products in China. The current applicable GSP standards, which were passed by the SFDA, came into effect on July 1, 2000. Under these standards, wholesale and retail enterprises in China must implement strict control on the distribution of pharmaceutical products with respect to, among other things, staff qualifications, distribution premises, warehouse, inspection equipment and facilities, management and quality control in order to obtain a GSP certificate to carry out business in China.

The GSP certificate is generally valid for five years. Pharmaceutical distribution enterprises must apply for renewal of their GSP certificates no later than three months prior to the date of expiration of their GSP certificates, subject to reassessment by the SFDA. Our distribution companies have valid GSP licenses in effect.

Good Manufacturing Practice Standards

Good Manufacturing Practice, or GMP, standards were established to regulate pharmaceutical manufacture enterprises to ensure quality manufacturing of pharmaceutical products in China. The current applicable GMP standards, which were passed by the SFDA, came into effect on October 1, 2005. Under these standards, pharmaceutical manufacturing enterprises in China must implement strict control on the manufacture of pharmaceutical products with respect to, among other things, staff qualifications, manufacture equipment, quality control standards, production process, purification, and environmental protection in order to obtain a GMP certificate to carry out business in China. The SFDA performs on-site inspection for enterprises applying for and holding certification.

The GMP certificate is valid for five years. Pharmaceutical manufacture enterprises must apply for renewal of their GMP certificates no later than six months prior to the date of expiration of their GMP certificates, subject to certification decision of SFDA. Our manufacturing facility has a valid GMP licenses in effect.

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

Several Provisions on Further Regulating the Centralized Tender Purchase of Drugs by Medical Organizations, promulgated on September 23, 2004, provides that pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers to participate in the bidding process. Pharmaceutical manufacturers can participate in the bidding process on their own.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The Insurance Catalogue is divided into Class A and B drugs. The medicines included in Class A are designated by the Chinese governmental authorities for general application.

Patients purchasing medicines included in Class A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Class B are required to pay a predetermined proportion of the costs of such medicines.

On November 30, 2009, the Ministry of Human Resources and Social Security published the 2009 NIC. The new catalogue is divided into Class A and B, based upon reimbursement. The 2009 NIC is China’s health care reform plans’ official drug reimbursement list and includes 2,151 drugs in total. Seventy eight of BMP Sunstone’s products have been included in the 2009 NIC, twelve of which are new additions from the last published catalog in 2004. These new additions include some of BMP Sunstone’s best selling products, such as Confort, a women’s health treatment for vaginal infections, and Propess, a first line treatment for labor induction in late-stage pregnancy. The Company’s Amoxicillin and Amoxicillin & Clavulanate Potassium products, which treat cough and cold symptoms, were also added to the 2009 NIC. In addition, the Company’s thalassemia medication, Ferriprox, has been preliminarily added to Guangdong Province’s Medical Insurance Catalog.

Price Controls

According to the “Notice on State Development and Reform Commission Pricing Drugs Catalog”, the prices of drugs are currently established in one of two ways: either the government fixes the price or the price is market-based. Drugs priced by the government are limited to the those listed in the NIC and a small number of monopoly specific drugs, including psychotropic substances, narcotic drugs, vaccines and family planning drugs, which are produced by the Chinese national government. Within these groups, the price management department of the State Council is responsible for pricing. Provincial price administration departments are responsible for pricing the drugs in Class B of the 2009 NIC, TCMs, and the compounded products produced by hospitals. Prices for drugs not subject to government control can be established by their manufacturers or distributors based on supply and demand and other market forces. The majority of our revenues are generated by products not under price controls.

Application for Registration of Imported Medicines

The SFDA is the national authority for drug registration, responsible for the review and approval of clinical studies, production and importation of drugs based on drug registration regulations.

An imported drug requires marketing approval in its origin country or region of manufacture. An import drug without such a marketing approval may still be approved after the SFDA confirms the safety and efficacy of the drug and there is a clinical need for the drug. The drug for which import application is made shall also meet the GMP standards in its country or region of origin as well as GMP requirements in China

An IDL is valid for five years. Pharmaceutical manufacture enterprises must apply for renewal of their IDL no later than six months prior to the date of expiration of their IDL, subject to correlative regulations of SFDA.

Employees

Substantially all of our employees are located in China. As of December 31, 2009, we had 1,198 full time employees, 161 of whom were management, finance or administrative employees, 516 of whom were sales and marketing employees, 478 of whom were manufacturing and warehouse employees and 43 of whom were quality assurance and research employees. We have not experienced any strikes or other labor disturbances that have interfered with our operations, and we believe that the relationship between our management and our employees is good.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with applicable regulations. In the last three years, we contributed the following amounts to these funds:

Year	Contribution in US Dollars*	Contribution in RMB
2009	$1,345,000	RMB 9,203,000
2008	$ 812,000	RMB 5,562,318
2007	$ 488,166	RMB 3,476,669

*	Based on exchange rates in effect at March 1 of the following year.

We expect the amount of contribution to the government’s social insurance funds to increase in 2010 as we expand our workforce and operations.

Executive Officers

The following table identifies our current executive officers:

Name	Age	Position
David Gao	60	Chief Executive Officer and Director
Fred M Powell	48	Chief Financial Officer
Yanping Zhao	47	Corporate Vice President

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

Yanping Zhao joined us as our Corporate Vice President in October 2007. From September 2000 until September 2007, Ms. Zhao served as Vice President and Executive Director, Sino Biopharmaceutical Limited (a subsidiary of CHIATAI PHARM GROUP), a Hong Kong Stock Exchange listed company. Meanwhile, she served as the Executive Director of ChaiTai Frd, which was sold to Bausch&Lomb. she also served as Director of Xian ChaiTai Co. Ltd., and Vice Chairman in Shanxi Ankang ChaiTai Pharmaceutical Co. Ltd. From September 1992 through August 2000, Ms. Zhao served in senior management positions, with Chia Tai Pharmaceutical Group. From July 1983 through August 1992, Ms. Zhao served as Director China Inner Mongolia Autonomous Region Medicine and Health Products Import & Export Corporation. Ms. Zhao has a Pharmaceutical degree from Shenyang Pharmaceutical University and an MBA from Dalian University of Technology.

Available Information

We file annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our Internet website, www.bmpsunstone.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

The commercial success of our products depends upon the degree of market acceptance they achieve among the Chinese medical community, particularly physicians and hospitals. Physicians might not prescribe or recommend our products to patients, and procurement departments of hospitals might not purchase our products. The acceptance of any of our products among the medical community will depend upon several factors, including:

•	the safety and effectiveness of the product;

•	the effectiveness of our efforts to market our products to hospitals and physicians;

•	the product’s cost-effectiveness;

•	the product’s perceived advantages and disadvantages relative to competing products or treatments; and

•	the prevalence and severity of side effects.

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

The recent financial crisis and uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed-income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; decreased customer confidence; and decreased customer demand, including order delays or cancellations.

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

Under generally accepted accounting principles in the United States, or GAAP, we review our goodwill and other indefinite-lived assets for impairment each year as of December 31 and during interim periods when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could adversely impact future estimates.

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

The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. BMP China, Sunstone, Wanwei and Rongheng sales and marketing personnel carry out critical promotional and sales activities of BMP China, Sunstone, Wanwei and Rongheng. We depend, and will continue to depend in the foreseeable future, on the personal efforts and abilities of our executive management team and other officers and key employees. The loss of these officers or our other key management persons could harm our business and prospects for growth. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.

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

Sunstone sells its products to approximately 325 pharmaceutical distributors in China. Sales to distributors account for substantially all of Sunstone’s revenues. Sunstone does not have distribution agreements longer than two years and competes for desired distributors with other pharmaceutical manufacturers. Any disruption of Sunstone’s distribution network, including its failure to renew its existing distribution agreements with desired distributors, could negatively affect its ability to effectively sell its products and could materially and adversely affect its business, financial condition and results of operations.

Our business strategy to use our marketing arm to create demand for products that we will offer exclusively through a distribution arm may fail.

Our business strategy depends in large part on our ability to establish exclusive distribution and marketing relationships with pharmaceutical manufacturers and suppliers and to leverage our marketing arm to create demand for products that we will distribute exclusively through a distribution arm. A number of factors could hinder the success of this strategy, including, among other things, our failure to:

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

Our operating subsidiaries, Sunstone, BMP China, Wanwei, and Rongheng, are organized and located in China. China currently is undertaking economic reforms. There are significant political and economic tensions resulting from these reforms that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. Doing business in China also will subject us to the customary risks of doing business in foreign countries. These risks include, among others, the effects of:

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

Substantially all of our revenues are in RMB, which currently is not a freely convertible currency. Any restrictions on currency exchange may limit our ability to use revenue generated in RMB to make dividend payments in United States dollars. Under China’s existing foreign exchange regulations, the RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside of China without the prior approval of China’s State Administration of Foreign Exchange, or the SAFE. Foreign exchange transactions under our capital account, including foreign currency-denominated borrowings from Chinese or foreign banks and principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures. In the future, the Chinese government may take measures at its discretion to restrict access to foreign currencies for current account transactions if foreign currencies become scarce in China. We may be unable to pay dividends in United States dollars or other foreign currencies to our stockholders if the Chinese government restricts access to foreign currencies for current account transactions.

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

Our financial results have been, and are expected to continue to be, affected by conditions in the Chinese economy and pharmaceutical industry. Although the Chinese economy has grown significantly in the past decade, it is unclear whether the future Chinese economy will continue to grow significantly and what impact it will have on our financial results.

The legal system in China has inherent uncertainties that could limit the legal protections available to us.

We currently conduct our business primarily through our wholly owned operating subsidiaries, Sunstone, BMP China, Wanwei, and Rongheng, and expect in the future to conduct our business through Sunstone, BMP China, Wanwei and Rongheng and others that we acquire, which are and will be organized in China. These subsidiaries generally are subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. In addition, we depend on several affiliated entities in China to honor their service agreements with us. Chinese law governs almost all of these agreements, and disputes arising out of these agreements are expected to be decided by arbitration in China. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to evolve, the interpretations of many laws, regulations and rules are not always uniform, and enforcement of these laws, regulations and rules involves uncertainties that may limit remedies available to us. Any litigation in China may be protracted and may result in substantial costs and diversion of resources and management attention. In addition, China may enact new laws or amend current laws that may be detrimental to us, which may have a material adverse effect on our business operations.

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

In October 2005, the SAFE issued Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE Circular 75 states that since October 2005, PRC citizens or residents must register, prior to establishing or controlling an offshore entity, with the SAFE or its local branch in connection with their establishment or control of the offshore entity established or controlled for the purpose of overseas equity financing involving an investment whereby the offshore entity acquires or controls onshore assets or equity interests from the PRC citizens or residents.

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

On March 28, 2007, the SAFE issued Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who have been granted stock options by an offshore-listed company are required, through a PRC agent or PRC subsidiary of the offshore-listed company, to register with the SAFE and complete certain other procedures. Although we are planning to make the registration, there is no assurance that such registration will be successful. Our failure to register could subject us and our employees to potential fines or legal sanctions, restrict our overseas or crossborder investment activities, limit our subsidiaries’ ability to make distributions or dividends, or affect our ownership structure, which would adversely affect our business, financial condition and results of operations.

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

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Currently, some products that Sunstone, Wanwei and Rongheng distribute are listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. If our products are replaced by other medicines or removed from the Insurance Catalogue in the future, our revenue may suffer.

Risks Relating to Our Common Stock

There may not be a viable public market for our common stock.

Our common stock has only been traded on The NASDAQ Global Market since June 7, 2007 and prior to that, from August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market, and an active trading market may not develop or be sustained. We have never declared or paid any cash dividends on our capital stock, and we currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of pharmaceutical distribution companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. From August 2006 through March 13, 2010, the trading prices for our common stock ranged from a high of $13.40 to a low of $2.25.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market. From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. If our stockholders sell substantial amounts of common stock in the public market, including common stock issuable upon the exercise of outstanding warrants and options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future. We had 41,941,987 shares of common stock outstanding as of March 12, 2010. 6,882,763 of these outstanding shares are held by Artis Capital Management, LP who may be deemed to be our “affiliate” as that term is defined under Rule 144 under the Securities Act, and would be subject to Rule 144.

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

Our principal executive offices are located at 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462. We lease this office space under a lease with American Executive Centers, Inc. at a rent of $6,000 per month. This lease agreement expires in January 2011.

BMP China’s principal executive and business offices are located in Beijing. On December 1, 2007, BMP China entered into an office lease agreement for the lease of 1,063 square meters of office space located in the Min Sheng Life Plaza at East Third Ring Road, North, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on November 30, 2012. The total monthly rental rate, including property management and associated fees, is RMB 92,000 ($14,000 per month as of March 1, 2010). BMP China leases additional sales office space throughout China with varying lease dates. The total monthly rate is RMB 20,000 per month ($3,000 per month as of March 1, 2010).

Our principal China executive offices are located at Min Sheng Life Plaza at East Third Ring Road, North, Chaoyang District, Beijing. The term of the office lease agreement commenced on December 1, 2007 and will expire on November 30, 2012. The total monthly rental rate, including property management and associated fees, is RMB 50,000 ($7,000 per month as of March 1, 2010).

On October 1, 2007, Wanwei entered into an office lease agreement for the lease of approximately 800 square meters of office space located in Hua Teng Plaza at Building 195, East Fourth Ring Road Middle, Chaoyang District, Beijing. The term of the office lease agreement commenced on the date of the office lease agreement and will expire on September 30, 2012. The total monthly rental rate is RMB 61,000 ($9,000 per month as of March 1, 2010).

Wanwei has a lease agreement with Wanhui Group for the lease of its warehouse, covering an area of approximately 6,850 square meters. This lease agreement expired in December 2007 and is extended on a monthly basis. The total monthly rental rate is RMB 56,000 per month ($8,000 per month as of March 1, 2010).

On August 1, 2008, Rongheng entered into an office lease agreement with Shanghai Jiushi Company Ltd for the lease of 380 square meters of office space located in Shanghai. The term of the office lease commenced on August 1, 2008 and will expire on August 31, 2011. The total monthly rental rate is RMB 75,000 ($11,000 per month as of March 1, 2010).

Rongheng has a lease agreement with Shanghai Shenyijiancai Company Ltd for the lease of its warehouse, covering an area of approximately 1,557 square meters. The term of this lease space commenced on March 15, 2005 and will expire on March 14, 2011. The total monthly rental rate is RMB 22,000 ($3,000 per month as of March 1, 2010).

In Tangshan, Hebei Province, PRC, we own Sunstone’s administrative, development and manufacturing facilities totaling approximately 354,000 square feet.

On November 26, 2007, Sunstone entered into an office lease with Zhijun Tong, a company director. The office space is approximately 692 square meters and is located in 37 South MoFang Road, Chaoyang District, Beijing. The lease is extended on a month to month basis. The total monthly rental is RMB 53,000 ($8,000 per month as of March 1, 2010). Sunstone leases additional sales office space throughout China with varying lease dates. The total monthly rental rate is RMB 13,000 ($1,900 per month as of March 1, 2010).

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

PART II

ITEM 4.	RESERVED.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since June 7, 2007, our common stock has been traded on The NASDAQ Global Market under the trading symbol “BJGP.” From August 10, 2006 to June 6, 2007, our common stock was traded on The NASDAQ Capital Market. The following table shows the high and low closing sales prices of our common stock for each quarter of the fiscal year ended December 31, 2009 and for each quarter of the fiscal year ended December 31, 2008.

	High	Low
2009:
Fourth quarter, ended December 31, 2009	$5.98	$3.47
Third quarter, ended September 30, 2009	5.15	3.92
Second quarter, ended June 30, 2009	4.93	3.01
First quarter, ended March 31, 2009	5.41	2.44

2008:
Fourth quarter, ended December 31, 2008	$6.74	$4.64
Third quarter, ended September 30, 2008	7.43	3.89
Second quarter, ended June 30, 2008	7.96	5.61
First quarter, ended March 31, 2008	10.24	7.26

On March 10, 2010, the closing price of our common stock was $5.72. As of March 10, 2010 we had approximately 71 holders of record of our common stock.

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

The following tables present selected financial data with respect to the Company for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005. We derived the selected financial data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited financial statements. The selected financial data appearing in this section should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the financial statements and related notes appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ amounts in thousands)
Statement of Operations:
Net revenues	$146,868	$114,867	$31,003	$24,258	$4,179
Cost of sales	72,859	57,557	26,716	22,312	4,980

Gross profit (loss)	74,009	57,310	4,287	1,946	(801)

Operating expenses:

Sales and marketing expenses	47,778	39,666	4,377	2,687	407
General and administrative expenses	17,844	13,898	10,780	6,190	4,406

Total operating expenses	65,622	53,564	15,157	8,877	4,813

Income (Loss) from operations	8,387	3,746	(10,870)	(6,931)	(5,614)
Interest income (expense), net	(4,651)	(7,071)	(567)	101	(37)
Equity method investment gain (loss)	25	675	(264)	—	—
Loss on early extinguishment of debt	(4,573)	—	—	—	—
Gain on derivatives	1,204	—	—	—	—
Other income	—	—	81	34	7
Provision for income taxes	2,392	792	15	—	80

Net loss	$(2,000)	$(3,442)	$(11,635)	$(6,796)	$(5,724)

Less: Net loss attributable to the noncontrolling interest	96	—	—	—	—

Net loss applicable to common stockholders	$(1,904)	$(3,442)	$(11,635)	$(6,796)	$(5,724)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.41)	$(0.30)	$(0.31)

Basic common shares outstanding	41,398	38,617	28,120	22,864	18,569
Fully diluted common shares outstanding	48,633	39,841	29,822	22,864	18,569

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$21,554	$15,740	$22,837	$15,331	$6,906
Total assets	252,255	237,651	80,923	27,517	16,677
Total liabilities	96,840	90,019	31,914	8,957	9,278
Total BMP Sunstone Corporation stockholders’ equity	$153,975	$147,632	$49,009	$18,560	$7,399

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

BMP Sunstone Corporation, a Delaware corporation, referred to herein as BMP Sunstone, we our, us, and the Company, is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services.

Financial Overview

Since our inception, we have generated significant losses. As of December 31, 2009, we had an accumulated deficit of approximately $32.9 million.

Our future success will depend on expanding sales of our current products, obtaining additional promotional and market research agreements and licensing rights for China and expanding our OTC sales through Sunstone. During 2009, 2008 and 2007, we have pursued a strategy of broadening our range of promoted products, and we are currently actively reviewing for license various Manufactured Products and products in development from western pharmaceutical companies for marketing and distribution in China.

Liquidity and Capital Resources

Cash

As of December 31, 2009, we had cash and cash equivalents of approximately $21.5 million, which represented 8.5% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in highly rated securities.

Common Stock

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

On February 20, 2009, the Company closed its offering of 559,062 units (the “Units”), each consisting of (i) two shares of the Company’s common stock, and (ii) a warrant to purchase one share of common stock at an exercise price of $4.00 per share, which exercise price was subject to potential re-pricing, as follows:

If on the 90th day after the closing date (the “Re-price Date”), the volume weighted average trading price, or VWAP, calculated over the 20 trading days prior to the Re-price Date of the common stock is less than $4.00 per share, the exercise price of the warrants will be reset to the greater of (i) $1.80 or (ii) the VWAP. The warrants are exercisable beginning any time on or after the Re-price Date and expiring on the fifth anniversary of the closing date. In no event, shall the number of shares of common stock and shares of common stock underlying the warrants exceed 19.99% of the Company’s outstanding common stock as of February 13, 2009.

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

Long-Term Debt

On November 1, 2007, we completed a private placement of $23 million principal amount of 10.0% senior secured promissory notes due on May 1, 2009, to qualified institutional and accredited investors. The offering, which raised gross proceeds of $23.1 million, included warrants with a five-year term to purchase an aggregate of 575,000 shares of our common stock and warrants with an eighteen-month term to purchase an aggregate of 462,580 shares of our common stock at an exercise price of $12.43. The net proceeds from the offering were approximately $21.9 million.

On January 20, 2009, BMP Sunstone completed an exchange of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes. Following the exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

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

Based upon the original terms of the January Exchange Notes, a noteholder may convert its January Exchange Note into fully paid and non-assessable shares of common stock of the Company from time to time at a conversion price, subject to certain adjustments, equal to $5.00. If the Company issues common stock in one or more offerings to investors on or prior to September 15, 2009 (other than any offerings following the issuance of common stock in one or more offerings to investors resulting in the receipt of proceeds (net of all commissions) by the Company in an aggregate amount of at least $16,000,000), the conversion price will equal the lesser of (i) $5.00 or (ii) 115% of the lowest price per share of common stock for which the Company sells common stock in any offering.

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

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009.

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with the Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 at 5.4% annual rate of interest and pays interest monthly. The Company’s obligations under the debt are secured by assets of Sunstone. The loan agreement does not contain any covenants. As of December 31, 2009, RMB 30,000,000 (or $4,383,000) is outstanding and is due May 2011.

On July 17, 2009, the Company entered into a RMB 16,000,000 (or $2,339,000 as of July 17, 2009) loan agreement with China Construction Bank in China. The term of the loan is July 17, 2009 through July 16, 2012 at 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan does not contain any covenants. As of December 31, 2009, RMB 16,000,000 (or $2,340,000) is outstanding and is due July 2012.

On October 15, 2009, Taiyangshi Fly Tangshan Pharmaceutical Co., or Yutian, entered into a RMB 50,000,000 (or $7,315,000 as of October 15, 2009) loan agreement with Bank of Commerce. The term of the loan is October 15, 2009 through September 27, 2012 at 5.4% annual rate of interest paid quarterly. The Company’s obligations under the debt are secured by assets of Yutian. The loan does not contain any covenants. As of December 31, 2009, RMB 50,000,000 (or $7,313,000) is outstanding and is due September 27, 2012.

Notes Receivable

As of December 31, 2009 we had notes receivable of approximately $17.5 million which represented 7.0% of our total assets. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of December 31, 2009, all notes receivables were issued by established banks in the PRC and these notes are irrevocable, transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Limitations on Transfer of Cash (and other assets) to the United States

Registered Capital and Taxes. China restricts the amount of cash (and other assets) that is legally permitted to be sent to the U.S. by any subsidiary of the Company formed under Chinese law. This restriction is based upon each subsidiary having scheduled registered capital injected into its business sufficient for the subsidiary’s operational requirements. Once this restriction is met, the Company is able to distribute to the U.S. any cash (or other assets) resulting from the profits of these subsidiaries generated during the Company’s ownership of each subsidiary, subject to a withholding tax of 5% and a required retention of 10% of after-tax profits as a surplus reserve (until such time as the surplus reserve equals 50% of the registered capital of such subsidiary). Cash (or other assets) held by the Company’s Chinese subsidiaries that are attributable to profits generated prior to the ownership by the Company of these subsidiaries is not allowed to be transferred to the U.S., but such cash (or other assets) is allowed to be used by the subsidiaries for operations within China.

Cash Flow

We anticipate that our December 31, 2009 balance of approximately $21.5 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

Net cash provided by operating activities was $34,000 for the year ended December 31, 2009. This amount reflected our net loss of $1,904,000, offset by $12,001,000 in net non-cash charges including loss on early extinguishment of debt of $4,573,000, amortization of intangibles of $3,543,000, depreciation of $2,437,000, bad debt expense of $354,000, gain on disposal of Alliance BMP of $7,000, gain on fair value of derivatives of $1,204,000, stock-based compensation expense of $2,380,000, amortization of debt discount and debt issuance costs of $763,000, equity method investment income of $25,000, loss on the disposal of assets of $58,000, non controlling interest of $96,000 and deferred taxes of $782,000. In addition, we generated $4,768,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2009. The changes in operating assets and liabilities were increases in accrued expenses of $4,021,000 and deferred revenues of $80,000, and decreases in prepaid expenses of $491,000 and inventory of $176,000. Offsetting these changes were increases in accounts receivable of $7,250,000, notes receivable of $1,703,000, other receivables of $1,457,000 and value added tax receivable of $277,000 and decreases of $3,480,000 and due to related parties of $657,000.

Cash used in investing activities was $5,951,000 and reflects the acquisition of property and equipment of $10,553,000, the acquisition of land rights of $901,000, the investment in Shengda of $2,047,000 and the cash received for the sale of our investment in Alliance BMP of $7,550,000. Net cash provided by financing activities was $11,206,000, which consisted of $2,999,000 net proceeds from the issuance of common stock, $163,000 from the exercise of warrants and options, decrease in restricted cash of $25,000 proceeds from the issuance of long term debt of $12,031,000, which was offset by repayment of long term debt of $11,350,000 and net receipts on bank borrowings of $7,338,000.

Contractual obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ amount in thousands)
Long term debt, including interest	$44,006	5,204	38,802	—	—
Operating lease obligations	1,667	777	890	—	—

Total contractual obligations	$45,673	5,981	39,692	—	—

Debt obligations

Long-Term Debt

See description of our long-term debt under the Liquidity and Capital Resources section of this Management Discussion and Analysis of Financial Condition and Results of Operations.

Operating lease obligations

The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2011. The lease requires minimum monthly rental payments of $6,000.

The Company leases it China executive office facility in Beijing under a lease agreement that expires November 2012. The lease requires minimum monthly rental payments of $7,000.

The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2012. The lease requires minimum monthly rental payments of $14,000. The Company leases additional sales office space throughout China with varying lease expiration dates.

The Company leases its Wanwei office in Beijing, China under a lease agreement that expires September 2012. The lease requires minimum monthly rental payments of $9,000.

The Company leases its Rongheng office in Shanghai under a lease that expires August 2011. The lease requires minimum monthly rental payments of $11,000. The Company leases its Rongheng warehouse in Shanghai under a lease that expires March 2011. The lease requires minimum monthly rental payments of $3,000.

Results of Operations

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets or liabilities as of the dates of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results might differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following critical accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Accounts Receivable and Bad Debts

Accounts receivable are stated as the amount management expects to collect from outstanding balances. We perform ongoing credit evaluations of our customers and generally require no collateral to secure accounts receivable. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of the collectability of accounts receivable. This assessment is based upon specific identification of customer accounts and our best estimate of potential loss. We evaluate the adequacy of our allowance for doubtful accounts at least quarterly. If the financial condition of our customers were to weaken, additional allowances may be required. Moreover, if our allowance for doubtful accounts is understated, we will be required to take additional charges in future periods.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. Specifically, the determination to provide a valuation allowance is dependent upon our assessment of whether it is more-likely-than-not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. We review our internal sales forecasts and pre-tax earnings estimates to make our assessment regarding the utilization of deferred tax assets. In the event we determine that future taxable income likely will not be sufficient to utilize the deferred tax asset, we will record a valuation allowance. If that assessment were to change, we would record a benefit on the consolidated statement of operations. We do not recognize an increase in tax liability for the unrecognized tax benefit because the Company has a full valuation allowance against any related deferred tax assets.

Accounting for Stock-Based Compensation

We follow a fair value basis of accounting for stock options and other equity instruments and report stock-based employee compensation in our financial statements. Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 was $2,380,000 and $2,438,000, respectively, which consisted of stock-based compensation expense related to stock options and stock grants under our employee incentive plans.

During the year ended December 31, 2009, we issued options to employees and board members to purchase 360,000 shares of common stock, at exercise prices ranging from $3.49 to $3.84.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	($ amounts in thousands)
Net Revenues	$146,868	$114,867	100.0%	100.0%
Cost of Goods Sold	72,859	57,557	49.6%	50.1%

Gross Profit	74,009	57,310	50.4%	49.9%

Sales and Marketing Expenses	47,778	39,666	32.5%	34.5%
General and Administrative Expenses	17,844	13,898	12.2%	12.1%

Total Operating Expenses	65,622	53,564	44.7%	46.6%

Income From Operations	8,387	3,746	5.7%	3.3%

Other Income (Expense):
Interest Income	225	70	0.2%	0.1%
Interest Expense	(4,430)	(6,301)	-3.0%	-5.5%
Debt Issuance Cost Amortization	(446)	(840)	-0.3%	-0.7%
Equity Method Investment Earnings	25	675	0.0%	0.6%
Loss on Early Extinguishment of Debts	(4,573)	—	-3.1%	—
Gain on Derivatives	1,204	—	0.8%	—

Total Other Income (Expense)	(7,995)	(6,396)	-5.4%	-5.5%

Profit Before Provision for Income Taxes	392	(2,650)	0.3%	-2.2%
Provision for Income Taxes	2,392	792	1.6%	0.7%

Net Loss	$(2,000)	$(3,442)	-1.3%	-2.9%

Net Revenue:

Net revenue was approximately $146,868,000 for the year ended December 31, 2009 as compared with approximately $114,867,000 for the year ended December 31, 2008. Revenue by product category is as follows:

	Year Ended December 31,		$ Increase	% Increase
	2009	2008
	($ amounts in thousands)
Manufactured Products (1)	$83,954	$65,715	$18,239	27.8%
Distribution Products (2)	55,847	43,717	12,130	27.7%
Licensed Products	7,067	5,435	1,632	30.0%

	$146,868	$114,867	$32,001	27.9%

(1)	Revenue for Manufactured Products segment is for the year ended December 31, 2009 and for the period February 18, 2008 through December 31, 2008.

(2)	Revenue for Distribution Products segment includes Wanwei for years ended December 31, 2009 and 2008 and Rongheng for the year ended December 31, 2009 and for the period July 5, 2008 through December 31, 2008.

The following table reflects our revenue in 2009 by product segment:

Manufactured Products. Sunstone revenues were $83,954,000 for the year ended December 31, 2009 and $65,715,000 for the period February 18, 2008 through December 31, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby brand accounted for 78.3% of Sunstone’s total product sales for the year ended December 31, 2009 and 80.8% of Sunstone’s total product sales for the period February 18, 2008 through December 31, 2008. The top products were Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Coughing Granules for the treatment of coughing, Confort Pessaries for vaginal infections, Pidotimod Tablets to increase immune system response and Pediatric Kechuan Ling Oral Solution for the treatment of coughing. These top five products accounted for approximately 85.1% of Sunstone’s revenues for the year ended December 31, 2009 and 89.7% for the period February 28 through December 31, 2008. The Confort brand accounted for 12.1% of Sunstone’s total product sales for the year ended December 31, 2009 and for the period February 18, 2008 through December 31, 2008.

The following table reflects our revenue in 2009 and 2008 for our leading products in the manufactured products segment:

Pharmaceutical Distribution. Distribution revenue for the year ended December 31, 2009, excluding licensed products, was $55,847,000 as compared to $43,717,000 for the year ended December 31, 2008. Rongheng’s revenues were $18,694,000 were included for the year ended December 31, 2009 as compared to $10,022,000 for the period July 5, 2008 through December 31, 2008 as compared to Rongheng’s top five products were Selenious Yeast Tablets, Cefotiam Hydrochloride, Gemcitabine Hydrochloride, Iohexol and Almitrine and Raubasine compound which collectively accounted for 24.3% of Rongheng’s revenue for the year ended December 31, 2009 and 22.1% of Rongheng’s revenue for the period July 5 through December 31, 2008. Wanwei’s revenues were $37,153,000 for the year ended December 31, 2009 as compared to $33,695,000 for the year ended December 31, 2008. Wanwei’s top five products excluding our licensed products, were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Xuebijing and Golden Dragon Capsule which collectively accounted for 37.9% and 35.1% of Wanwei’s revenue for the years ended December 31, 2009 and 2008, respectively.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $7,067,000 for the year ended December 31, 2009 as compared to $5,435,000 for the year ended December 31, 2008, an increase of 30.0%. This increase was the result of continued sales and marketing efforts promoting Propess, Anpo and Ferriprox. As of December 31, 2009 there were 539, 719, and 27 hospitals selling Propess, Anpo and Ferriprox respectively, versus 461, 546 and 6 hospitals respectively, as of December 31, 2008.

The following chart sets forth our revenue in 2009, 2008 and 2007 from our leading products in the licensed product segment:

Cost of Goods Sold:

Cost of Goods Sold was approximately $72,859,000 for the year ended December 31, 2009 as compared with approximately $57,557,000 for the year ended December 31, 2008. Cost of Goods Sold by product category is as follows:

	Year Ended December 31,		$ Increase	% Increase

	2009	2008
	($ amounts in thousands)
Manufactured Products (1)
Revenues	$83,954	$65,715	$18,239	27.8%
Cost of Goods Sold	18,605	14,953	3,652	24.4%

Gross Profit	$65,349	$50,762	$14,587	28.7%

Gross Margin %	77.8%	77.2%

Distribution Products (2)
Revenues	$55,847	$43,717	$12,130	27.7%
Cost of Goods Sold	51,521	40,276	11,245	27.9%

Gross Profit	$4,326	$3,441	$885	25.7%

Gross Margin %	7.7%	7.9%

Licensed Products
Revenues	$7,067	$5,435	$1,632	30.0%
Cost of Goods Sold	2,733	2,328	405	17.4%

Gross Profit	$4,334	$3,107	$1,227	39.5%

Gross Margin %	61.3%	57.2%

Total
Total Revenues	$146,868	$114,867	$32,001	27.9%
Total Cost of Goods Sold	72,859	57,557	15,302	26.6%

Gross Profit	$74,009	$57,310	$16,699	29.1%

Gross Margin %	50.4%	49.9%

(1)	Revenue and cost of goods sold for the Manufactured Products segment is for the year ended December 31, 2009 and for the period February 18, 2008 through December 31, 2008.

(2)	Revenue and cost of goods sold for the Distribution and Licensed Products segment includes Wanwei for the year ended December 31, 2009 and 2008 and Rongheng for the year ended December 31, 2009 and for the period July 5, 2008 through December 31, 2008.

Cost of goods sold was approximately $72,859,000 for the year ended December 31, 2009 as compared with $57,557,000 for the year ended December 31, 2008. The gross profit for the year ended December 31, 2009 was 50.4% as compared to 49.9% for the year ended December 31, 2008. The gross profit of Sunstone products for the year ended December 31, 2009 was $65,349,000 as compared to $50,762,000 for the period February 18, 2008 through December 31, 2008. The gross margin for the year ended December 31, 2009 was 77.8% as compared to 77.2% for period February 18, 2008 through December 31, 2008.

The gross profits for the year ended December 31, 2009 for distribution was $4,326,000 as compared to $3,441,000 for the year ended December 31, 2008. The gross margin for distribution products was 7.7% for the year ended December 31, 2009 as compared to 7.9% for the year ended December 31, 2008.

The gross profits for the year ended December 31, 2009 for licensed products was $4,334,000 as compared to $3,107,000 for the year ended December 31, 2008. The gross margin for licensed products was 61.3% for the year ended December 31, 2009 as compared to 57.2% for the year ended December 31, 2008. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high-gross-profit products. In addition, the Company introduced a higher gross profit version of Propess in 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $47,778,000 for the year ended December 31, 2009 as compared with $39,666,000 for the year ended December 31, 2008. This represents an $8,112,000 increase or 20.5% increase over 2008. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $41,754,000 or 87.6% of sales and marketing expenses for the year ended December 31, 2009 as compared to $34,747,000 or 87.6% for the year ended December 31, 2008. Sunstone and Rongheng were acquired in 2008 whereas 2009 reflects a full year of activity for Sunstone and Rongheng. The most significant sales and marketing expense increases for the year ended December 31, 2009 as compared to the year ended December 31, 2008 are as follows: marketing and advertising of $3,074,000; travel and entertainment of $3,641,000; and sales office selling expenses $1,530,000. For 2010 and future years we expect the percentage of sales and marketing expenses to revenue will remain at a consistent percentage of revenues as compared to 2009.

General and Administrative Expenses:

General and administrative expenses were approximately $17,844,000 for the year ended December 31, 2009 as compared to $13,898,000 for the year ended December 31, 2008. General and administrative expenses as a percentage of net revenues increased to 12.2% for the year ended December 31, 2009 as compared to 12.1% for the year ended December 31, 2008. Salaries and related benefits increased $1,373,000 for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase was the result of Sunstone and Rongheng were acquired during 2008 and reflect a full year of activity in 2009, executive management’s salaries were not increased in 2009 and there was no bonus paid for executive management in 2009 and Wanwei accrued severance for a reduction in workforce. Research and development expenses increased $1,669,000 for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Our general and administrative expenses in 2010 and future years is expected to remain as a constant percentage of revenues or decline as our revenue growth is expected to exceed any increase of general and administrative expenses as compared to 2009.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents and debt premium amortization. We received interest income on our balances of cash and cash equivalents of $93,000 during the year ended December 31, 2009 and $70,000 for the year ended December 31, 2008. Total premium amortization was $132,000 for the year ended December 31, 2009. As of December 31, 2009, the unamortized debt premium amounted to $171,000.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007, January 2009 and March 2009 long term debt financing. We had interest expense of $4,430,000 for the year ended December 31, 2009 and $6,301,000 in 2008, of which total amortization of debt discount was $450,000 for the year ended December 31, 2009 as compared to $3,067,000 for the year ended December 31, 2008.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of our long-term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $718,000 as of December 31, 2009. Total amortization of debt issuance cost was $446,000 for the year ended December 31, 2009 as compared to $840,000 for the year ended December 31, 2008.

Equity Method Investment Income:

For our 50% investment in Shengda that was not fully consolidated and is included in our financial statements under the equity method of accounting for the period February 17 through December 31, 2009, the difference between the cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The excess cost over book value of net assets acquired is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $642,000, or $321,000 for our 50% equity ownership. The total of excess value of inventory sold of $61,000 and amortization for the period was $235,000 which resulted in an equity method investment income of $25,000.

($ amounts in thousands)
Equity in earnings of Shengda for period February 17 through December 31, 2009	$321
Less adjustments of excess fair value:
Inventory sold	(61)
Depreciation and Amortization expense on buildings and intangible assets	(235)

Total equity method investment income after amortization	$25

Loss on Early Extinguishment of Debt:

During the year ended December 31, 2009, the Company recorded a loss of approximately $4,573,000 in deferred loan costs, debt discount and debt premium, relative to the early extinguishment of the debt under the previously outstanding long term debt.

Gain on Derivatives:

The gain on derivatives liability is in connection with the convertible notes issued in January 2009, which were amended in March 2009 and May 2009, and the warrants which were issued as part of the common stock issuance in February 2009. The gain on derivatives was $1,204,000 for the year ended December 31, 2009.

Income Taxes

For the year ended December 31, 2009, we recognized $2,392,000 of income tax expense on profit before income taxes of $392,000. This compared to income tax expense for the year ended December 31, 2008 of $792,000 on loss before income taxes of $2,650,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced its income tax rate from 25% to

15%. On February 18, 2008 upon acquisition of 51% of Sunstone China, we recorded a deferred tax liability for non-deductible intangible amortization. The tax rate to set the deferred tax liability was at the then current rate of 25%. The favorable granting of high-tech status in 2008 caused us to reduce the deferred tax liability expected to be expensed in 2009 and 2010 from 25% to 15%, resulting in a reduction in 2008 taxes of $670,000.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
	($ amounts in thousands)
Net Revenues	$114,867	$31,003	100.0%	100.0%
Cost of Goods Sold	57,557	26,716	50.1%	86.2%

Gross Profit	57,310	4,287	49.9%	13.8%

Sales and Marketing Expenses	39,666	4,377	34.5%	14.1%
General and Administrative Expenses	13,898	10,760	12.1%	34.7%
Loss on Disposal of Asset	—	20	0.0%	0.1%

Total Operating Expenses	53,564	15,157	46.6%	48.9%

Income (Loss) From Operations	3,746	(10,870)	3.3%	-35.1%

Other Income (Expense):
Interest Income	70	620	0.1%	2.0%
Interest Expense	(6,301)	(1,047)	-5.5%	-3.4%
Debt Issuance Cost Amortization	(840)	(140)	-0.7%	-0.5%
Equity Method Investment Earnings (Loss)	675	(264)	0.6%	-0.8%
Other Income (Expense)	—	81	0.0%	0.3%

Total Other Income (Expense)	(6,396)	(750)	-5.5%	-2.4%

Loss Before Provision for Income Taxes	(2,650)	(11,620)	-2.2%	-37.5%
Provision for Income Taxes	792	15	0.7%	0.0%

Net Loss	$(3,442)	$(11,635)	-2.9%	-37.5%

Net Revenue:

Net revenue was approximately $114,867,000 for the year ended December 31, 2008 as compared with approximately $31,003,000 for the year ended December 31, 2007. Revenue by product category is as follows:

	Year Ended December 31,		$ Increase	% Increase
	2008	2007
	($ amounts in thousands)
Manufactured Products (1)	$65,715	$—	$65,715	N/A %
Distribution Products (2)	43,717	27,911	15,806	56.6%
Licensed Products	5,435	3,092	2,343	75.8%

	$114,867	$31,003	$83,864	270.5%

(1)	Revenue for Manufactured Products segment is for the period February 18, 2008 through December 31, 2008.

(2)	Revenue for Distribution products segment includes Wanwei for 12 months ended December 31, 2008 and 2007 and Rongheng for the period July 5, 2008 through December 31, 2008.

Manufactured Products. Sunstone revenues were $65,715,000 for the period February 18, 2008 through December 31, 2008. Sunstone manufactures and sells pediatric products under the Goodbaby brand, women’s health products under the Confort brand and nutritional products under the Nemei brand. The Goodbaby brand accounted for 80.8% of Sunstone’s total product sales for the period February 18, 2008 through December 31, 2008. The top products were the treatment of Pediatric Paracetamol and Amantadine Hydrochloride Granules for the treatment of the common cold, Pediatric Huatan Zhike Granules for the treatment of coughing, Pediatric Kechuanling Oral Solution for the treatment of coughing and Pidotimod Tablets to increase immune system response. The Confort brand accounts for 12.5% of Sunstone’s total product sales for the year ended December 31, 2008 with Confort Pessaries as the leading product. These top five products accounted for approximately 89.7% of Sunstone’s revenue for the period.

Pharmaceutical Distribution. Distribution revenue for the year ended December 31, 2008, excluding licensed products, was $43,717,000 as compared to $27,911,000 for the year ended December 31, 2007. Rongheng’s revenues of $10,022,000 were included for the period July 5, 2008 through December 31, 2008. Rongheng’s top five products were Selenious Yeast Tablets, Cefotiam Hydrochloride, Gemcitabine Hydrochloride, Iohexol and Almitrine and Raubasine compound which collectively accounted for 22.1% of Rongheng’s revenue for the period July 5 through December 31, 2008. Wanwei’s top five products excluding our licensed products, were Xingnaojing, Glurenorm, Ferrous Succinate Tablets, Xuebijing and Golden Dragon Capsule which collectively accounted for 35.1% of Wanwei’s revenue for the year ended December 31, 2008.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, Galake for mild to moderate pain and Ferriprox for iron overload in patients with Thalassemia. Revenues totaled $5,435,000 for the year ended December 31, 2008 as compared to $3,092,000 for the year ended December 31, 2007, an increase of 75.8%. This increase was the result of continued sales and marketing efforts promoting Propess and Anpo and initiating sales of Galake and Ferriprox during the third quarter of 2007 and third quarter 2008. As of December 31, 2008 there were 461 and 546 hospitals selling Propess and Anpo respectively, versus 412 and 421, respectively, as of December 31, 2007. In addition, there were 195 hospitals selling Galake as of December 31, 2008.

Cost of Goods Sold:

Cost of Goods Sold was approximately $57,557,000 for the year ended December 31, 2008 as compared with approximately $26,716,000 for the year ended December 31, 2007. Cost of Goods Sold by product category is as follows:

	Year Ended December 31,
	2008	2007		$ Increase		% Increase
	($ amounts in thousands)
Manufactured Products (1)
Revenues	$65,715	$	N/A	$	N/A	N/A
Cost of Goods Sold	14,953		N/A		N/A	N/A

Gross Profit	$50,762	$	N/A	$	N/A	N/A

Gross Margin %	77.2%		N/A

Distribution Products
Revenues	$43,717		$27,911		$15,806	56.6%
Cost of Goods Sold	40,276		25,450		14,826	58.3%

Gross Profit	$3,441		$2,461		$980	39.8%

Gross Margin %	7.9%		8.8%

Licensed Products
Revenues	$5,435		$3,092		$2,343	75.8%
Cost of Goods Sold	2,328		1,266		1,062	83.9%

Gross Profit	$3,107		$1,826		$1,281	70.2%

Gross Margin %	57.2%		59.1%

Total
Revenues	$114,867		$31,003		$83,864	270.5%
Cost of Goods Sold	57,557		26,716		30,841	115.4%

Gross Profit	$57,310		$4,287		$53,023	1236.8%

Gross Margin %	49.9%		13.8%

(1)	Revenue and cost of goods sold for the Manufactured Products segment is for the period February 18, 2008 through December 31, 2008.

(2)	Revenue and cost of goods sold for the Distribution Products segment includes Wanwei for the 12 months ended December 31, 2008 and 2007 and Rongheng for the period July 5, 2008 through December 31, 2008.

Cost of goods sold was approximately $57,557,000 for the year ended December 31, 2008 as compared with $26,716,000 for the year ended December 31, 2007. The gross profit for the year ended December 31, 2008 was 49.9% as compared to 13.8% for the year ended December 31, 2007. The gross profit for the year ended December 31, 2008 of Sunstone products was $50,762,000, which included $1,019,000 of amortization and fair value adjustments of inventory resulting from the Sunstone acquisition. The gross profit for the year ended December 31, 2008 was 77.2%, which included the purchase accounting adjustments.

The gross profit for the year ended December 31, 2008 for distribution products was $3,441,000 as compared to $2,461,000 for the year ended December 31, 2007. The gross profit for distribution products was 7.9% for the year ended December 31, 2008 as compared to 8.8% for the year ended September 30, 2007.

The gross profits for the year ended December 31, 2008 for licensed products was $3,107,000 as compared to $1,826,000 the year ended December 31, 2007. The gross margin for licensed products was 57.2% for the year ended December 31, 2008 as compared to 59.1% for the year ended December 31, 2007.

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

General and Administrative Expenses:

General and administrative expenses were approximately $13,898,000 for the year ended December 31, 2008 as compared to $10,760,000 for the year ended December 31, 2007. General and administrative expenses as a percentage of net revenues decreased to 12.1% for the year ended December 31, 2008 as compared to 34.7% for the year ended December 31, 2007. The acquisition of Sunstone and Rongheng during 2008 accounted for $4,241,000 of the increase in general and administrative expenses. Salaries and related benefits increased $1,525,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase is the result of the Sunstone and Rongheng acquisitions for $1,626,000. Stock-based compensation increased $705,000 for year ended December 31, 2008 as compared to the year ended December 31, 2007. Office rent and supply expenses increased $741,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of BMP China, BMP Sunstone Corporation Beijing Representative Office and Wanwei moving into new offices during 2008 and the acquisitions of Sunstone and Rongheng. State and business taxes increased $604,000 for the year ended December 31, 2008 as compared to December 31, 2007, of which $392,000 of the increase was the result of the Sunstone and Rongheng acquisitions. Depreciation expenses increased $557,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007, of which $493,000 was the result of the Sunstone and Rongheng acquisitions. Offsetting the above increases in 2008 was a reversal of $525,000 which was an over accrual for social taxes from prior years. In addition, in 2007 we paid a $2,000,000 upfront milestone payment. We did not have any milestone payments in 2008.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income of $70,000 during the year ended December 31, 2008 and $620,000 in 2007.

Interest Expense:

Our interest expense primarily consists of incurred interest and debt discount amortization from our November 2007 long-term debt financing. We had interest expense of $6,301,000 during the year ended December 31, 2008 and $1,047,000 in 2007. As a part of the issuance of the debt, the Company issued common stock purchase warrants to the purchasers of the debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants will expire on May 1, 2009 and Class B warrants expire on November 1, 2012, unless sooner exercised. The relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. As of December 31, 2008, the unamortized debt discount amounted to approximately $1,022,000. Total amortization of the debt discount was $3,067,000 for the year ended December 31, 2008 as compared to $511,000 for the year ended December 31, 2007.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of our long-term debt financing costs we incurred in November 2007. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $280,000 as of December 31, 2008. Total amortization of debt issuance cost was $840,000 for the year ended December 31, 2008 as compared to $140,000 for the year ended December 31, 2007.

Equity Method Investment Income:

For our 49% investment in Sunstone China that was not fully consolidated and is included in our financial statements under the equity method of accounting for the period January 1, 2008 through February 17, 2008, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.

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

Income Taxes

For the year ended December 31, 2008, we recognized $792,000 of income tax expense on loss before income taxes of $2,650,000. This compared to income tax expense for the year ended December 31, 2007 of $15,000 on loss before income taxes of $11,620,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes. Prior to December 2008 we recorded taxes at 25% for Sunstone. On December 3, 2008, Sunstone obtained the Hi-tech Enterprise Certificate issued by the Hebei Science and Technology Department. This designation entitled Sunstone to receive preferential treatment in 2008, 2009 and 2010 which reduced its income tax rate from 25% to 15%. On February 18, 2008 upon acquisition of 51% of Sunstone China, we recorded a deferred tax liability for non-deductible intangible amortization. The tax rate to set the deferred tax liability was at the then current rate of 25%. The favorable granting of high-tech status in 2008 caused us to reduce the deferred tax liability expected to be expensed in 2009 and 2010 from 25% to 15%, resulting in a reduction in 2008 taxes of $670,000.

Related Party Transactions

For description of our related party transactions, see Part IV exhibits and Financial Statement Note 14.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We adopted the Codification in 2009 and it did not have an effect on our financial position or results of operations.

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

The fair value of cash equivalents and restricted cash was $22.7 million at December 31, 2009. These financial instruments are classified in Level 1 of the fair value hierarchy described above.

In December 2007, the FASB issued new accounting guidance regarding how an entity accounts for the acquisition of a business. The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, the standard requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. The standard eliminates the cost-based purchase method.

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

In April 2009, the FASB issued new accounting guidance requiring disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. The Company has adopted the standard as of the required effective date of June 15, 2009. See Note 11 for discussion of fair value measurements of our derivative instruments.

In May 2009, the FASB issued new accounting guidance which provided accounting and disclosure requirements for subsequent events. This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted this standard as of June 30, 2009, which was the required effective date.

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

In December 2009, the FASB issued new accounting guidance which amends the Codification as a result of the FASB’s issuance of “Amendments to FASB Interpretation No. 46(R)” during June of 2009. This amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are in the process of evaluating this new guidance, and assessing its impact on the determination or reporting of our financial results.

In January 2010, the FASB issued new accounting guidance which provides amendments to “Consolidation – Overall” and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued new accounting guidance which amend “Fair Value Measurements and Disclosures” that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are in the process of evaluating this new guidance and assessing its impact on the determination or reporting of our financial results.

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

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of December 31, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in an increase in pre-tax loss of approximately $1,279,000. This hypothetical reduction on transactional exposure is based on the difference between December 31, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of December 31, 2009, these hypothetical changes would reduce shareholders’ equity by approximately $16,510,000 or 10.7% of our December 31, 2009 shareholder equity of $153,975,000.

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

Our financial statements, together with the report of our independent registered public accounting firm, appear at pages F-2 through F-40 respectively, of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

As of the end of our 2009 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report set forth on page F-4 hereof.

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

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	3,446,232	$5.00	1,127,790
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,446,232	$5.00	1,127,790

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

Exhibit Number	Description
2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 19, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 20, 2005)

Exhibit Number	Description
4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.11	Form of 10.0% Senior Secured Promissory Note due May 1, 2009 (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

4.13	Equity Transfer Agreement, dated December 19, 2008, between Sunstone (Tangshan) Pharmaceutical Co., Ltd. and Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed with the SEC on February 10, 2009)

4.14	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.15	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.16	Form of Amended 12.5% Secured Convertible Notes (which notes were originally issued by the Company on January 20, 2009) as amended through March 13, 2009. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.17	Form of 12.5% March Exchange Secured Convertible Notes due July 1, 2011 as issued by the Company on March 13, 2009. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.18	Form of 12.5% March Cash Secured Convertible Notes due July 1, 2011 as issued by the Company on March 16, 2009. (Incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.19	Form of Note Exchange Agreement, as entered into on March 13, 2009, by the Company and certain holders of the Company’s 10.0% Senior Secured Promissory Notes due May 1, 2009. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

Exhibit Number	Description
4.20	Form of Purchase Agreement, as entered into on March 16, 2009, by the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.21	Amendment No. 1 to the Pledge Agreement, as entered into on March 12, 2009, by the Company and the noteholders signatory thereto. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.22	Form of 12.5% Subordinated Convertible Notes due July 1, 2011 as issued by the Company on March 16, 2009. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.23	Form of Subscription Agreement, as entered into on March 16, 2009, by the Company and the investor signatory thereto. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.24	Form of Indenture for Senior Debt Securities (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.25	Form of Indenture for Subordinated Debt Securities, as entered into on March 16, 2009, by the Company and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.26	Form of Allonge, as entered into on April 15, 2009, by the Company and holders of the Company’s 12.5% Subordinated Convertible Notes due July 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 16, 2009)

4.27	First Supplemental Indenture, as entered into on April 15, 2009, by the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 16, 2009)

4.28	Form of Third Agreement to Amend 12.5% Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and certain holders of the Company’s 12.5% Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.29	Form of Agreement to Amend 12.5% March Exchange Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and certain holders of the Company’s 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.30	Form of Second Agreement to Amend 12.5% March Cash Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and a certain holder of the Company’s 12.5% March Cash Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.31	Form of Second Allonge, as entered into on May 14, 2009, by the Company and holders of the Company’s 12.5% Subordinated Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.32	Second Supplemental Indenture, as entered into on May 14, 2009, by the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.33	Share Purchase Agreement, dated as of August 3, 2009, by and between Alliance UniChem Group Limited and BMP Sunstone Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 4, 2009)

Exhibit Number	Description
10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1/A (Registration No. 333-121957) filed with the SEC on April 19, 2005, as amended)

10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A (Registration No. 333-121957) filed with the SEC on May 13, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

Exhibit Number	Description
10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of our Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 19, 2007)

10.16✓	Employment Agreement, dated as of January 1, 2008, between BMP Sunstone Corporation and Han Zhiqiang (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.17✓	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.18**	Agreement, dated as of November 22, 2007 by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Co., Limited (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.19	Beijing Med-Pharm Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K/A filed with the SEC on May 7, 2008, as amended)

10.20✓	Employment Agreement, dated as of March 31, 2008, by and between BMP Sunstone Corporation and Fred M. Powell (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on May 19, 2008)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

FINANCIAL STATEMENTS

BMP Sunstone Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BMP Sunstone Corporation:

We have audited the accompanying consolidated balance sheets of BMP Sunstone Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sunstone China Limited (formerly known as Hong Kong Fly International Health Care Limited and subsidiary), the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting for the period ended December 31, 2007. The Company’s equity in the net income of Sunstone China Limited and subsidiary was $896,000 for the two months ended December 31, 2007. The financial statements of Sunstone China Limited and its subsidiary were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunstone China Limited and subsidiary for the period ended December 31, 2007 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMP Sunstone Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BMP Sunstone Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    GRANT THORNTON

Hong Kong

March 15, 2010

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

/s/    KPMG

Hong Kong, China

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BMP Sunstone Corporation:

We have audited BMP Sunstone Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BMP Sunstone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion.

/s/    GRANT THORNTON

Hong Kong

March 15, 2010

BMP Sunstone Corporation and Subsidiaries

Consolidated Balance Sheets

($ amounts in thousands)

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$21,544	$15,740
Restricted Cash	1,125	1,150
Notes Receivable	17,541	15,797
Accounts Receivable, net of allowance for doubtful accounts of $481 and $127, respectively	37,752	30,897
Inventory, net of allowance for obsolescence of $98 and $0	9,811	10,184
Due From Related Parties	—	1,834
Receivable from Alliance Unichem	7,550
Other Receivables	3,648	2,168
VAT Receivable	1,093	921
Prepaid Expenses and Other Current Assets	6,322	6,247

Total Current Assets	106,386	84,938
Property and Equipment, net	30,967	22,840
Investment in Shengda	2,950	—
Investment in Alliance BMP Limited	—	15,093
Investments at cost	146	146
Goodwill	70,033	69,866
Other Assets	405	875
Land Use Rights, net of accumulated amortization	2,860	2,002
Intangible Assets, net of accumulated amortization	38,508	41,891

Total Assets	$252,255	$237,651

Liabilities and Equity
Current Liabilities:
Notes Payable and Bank Borrowings, net of debt discount	$6,406	$33,591
Accounts Payable	24,465	27,482
Due to Related Party	1,437	4,361
Deferred Revenue	208	128
Accrued Expenses	18,478	14,601

Total Current Liabilities	50,994	80,163

Long-Term Debt, net of debt premium	36,749	—
Deferred Taxes	9,097	9,856

Total Liabilities	96,840	90,019

Commitments and Contingencies	—	—
Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized; 41,931,987 and 40,246,410 Shares Issued and Outstanding as of December 31, 2009 and December 31, 2008, respectively	42	40
Additional Paid in Capital	168,772	160,864
Common Stock Warrants	8,621	9,049
Accumulated Deficit	(32,946)	(31,042)
Accumulated Other Comprehensive Income	9,486	8,721

Total BMP Sunstone Corporation Stockholders’ Equity	153,975	147,632
Non Controlling Interest	1,440	—

Total Liabilities and Equity	$252,255	$237,651

The accompanying notes are an integral part of these consolidated financial statements.

BMP Sunstone Corporation and Subsidiaries

Consolidated Statements of Operations

($ amounts in thousands)

For the Years Ended December 31,	2009	2008	2007
Net Revenues
Third Parties	$142,417	$108,246	$31,003
Related Parties	4,451	6,621	—

Total Net Revenues	146,868	114,867	31,003
Cost of Sales	72,859	57,557	26,716

Gross Profit	74,009	57,310	4,287

Sales and Marketing Expenses	47,778	39,666	4,377
General and Administration Expenses	17,844	13,898	10,780

Total Operating Expenses	65,622	53,564	15,157

Income (Loss) From Operations	8,387	3,746	(10,870)

Other Income (Expense):
Interest Income	225	70	620
Interest Expense	(4,430)	(6,301)	(1,047)
Debt Issuance Cost Amortization	(446)	(840)	(140)
Equity Method Investment Income (Loss)	25	675	(264)
Loss on Early Extinguishment of Debt	(4,573)	—	—
Gain on Derivatives	1,204	—	—
Other Income	—	—	81

Total Other Income (Expense)	(7,995)	(6,396)	(750)

Loss Before Provision For Income Taxes	392	(2,650)	(11,620)
Provision For Income Taxes	2,392	792	15

Net Loss	$(2,000)	$(3,442)	$(11,635)
Less: Net Loss Attributable to the Noncontrolling Interest	96	—	—

Net Loss Attributable to BMP Sunstone	$(1,904)	$(3,442)	$(11,635)

Basic and Fully-Diluted Loss Per Share	$(0.05)	$(0.09)	$(0.41)

Basic Shares Outstanding	41,398	38,617	28,120
Fully Diluted Shares Outstanding	48,633	39,841	29,822

The accompanying notes are an integral part of these consolidated financial statements.

BMP Sunstone Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

($ amounts in thousands)

	Common Stock		Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive loss Foreign Currency Translation	Non Controlling Interest	Total Stockholder’s Equity
	Number of Shares	$.001 Par Value
Balance as of December 31, 2006	26,522,868	$26	$28,041	$6,371	$(15,965)	$87	$—	$18,560
Common Stock Issuance in Connection with Private Placement	3,531,454	4	32,602	—	—	—	—	32,606
Costs Incurred in Connection with Stock Issuance	—	—	(2,004)	—	—	—	—	(2,004)
Stock-Based Compensation	—	—	1,734	—	—	—	—	1,734
Common Stock Warrants Issuance	—	—	(4,250)	8,980	—	—	—	4,730
Warrant Exercise	1,186,591	1	10,000	(5,604)	—	—	—	4,397
Net Loss	—	—	—	—	(11,635)	—	—	(11,635)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	621	—	621

Total Comprehensive Loss	—	—	—	—	—	—	—	(11,014)

Balance as of December 31, 2007	31,240,913	$31	$66,123	$9,747	$(27,600)	$708	—	$49,009
Common Stock Issuance in Connection with Acquisition of Sunstone	8,000,000	8	88,611	—	—	—	—	88,619
Common Stock Issuance in Connection with Private Placement	437,546	0	2,188	—	—	—	—	2,188
Costs incurred in Connection with Stock Issuance	—	—	(186)	—	—	—	—	(186)
Stock Based Compensation	—	—	2,438	—	—	—	—	2,438
Warrant and Option Exercise	567,951	1	1,690	(698)	—	—	—	993
Net Loss					(3,442)			(3,442)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	8,013	—	8,013

Total Comprehensive Loss	—	—	—	—	—	—	—	4,571

Balance as of December 31, 2008	40,246,410	40	160,864	9,049	(31,042)	8,721	—	147,632
Common Stock Issuance in Connection with Private Placement	1,118,124	1	2,846	731	—	—	—	3,578
Common Stock Issuance in Connection with Debt Financing	135,875	—	417	—	—	—	—	417
Costs incurred in Connection with Stock Issuance	—		(579)	—	—	—	—	(579)
Stock Based Compensation	—	—	2,380	—	—	—	—	2,380
Warrant Exercise	58,496	—	198	(130)	—	—	—	68
Extinguishment of Derivatory Liability	—	—	2,897	—	—	—	—	2,897
Note Conversion	333,332	1	—	—	—	—	—	1
Option Exercise	39,750	—	1,095	—	—	—	—	1,095
Common Stock Warrants Issuance			(839)					(839)
Common Stock Warrants	—	—	1,029	(1,029)		—	—	—
Non Controlling Interest	—	—	(1,536)	—	—	—	1,536	—
Net Loss	—	—	—	—	(1,904)		(96)	(2,000)
Other Comprehensive Loss
Foreign Currency Translation	—	—	—	—	—	765		765

Total Comprehensive Loss	—	—	—	—	—	—	—	(1,235)

Balance as of December 31, 2009	41,931,987	$42	$168,772	$8,621	$(32,946)	$9,486	$1,440	$(155,415)

The accompanying notes are an integral part of these consolidated financial statements.

BMP Sunstone Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	For the Years Ended December 31
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,904)	$(3,442)	$(11,635)
Adjustments to Reconcile Net Loss to Net Cash (Used) In Operating Activities:
Bad Debt Expense	354	83	44
Depreciation and Amortization of Property and Equipment	2,437	1,842	111
Amortization of Intangible Assets, Inventory at Fair Value and Land Use Rights	3,543	4,339	256
Amortization of Debt Discount and Deferred Debt Issuance Costs	763	3,907	651
Stock-Based Compensation	2,380	2,438	1,734
Gain on Fair Value of Derivatives	(1,204)	—	—
Loss on Early Extinguishment of Debt	4,573	—	—
Equity Method Investment (Income) Loss	(25)	(675)	264
Loss on Disposal of Asset	58	2	20
Gain on Disposal of Investment in Alliance BMP	(7)	—	—
Non Controlling Interest	(96)	—	—
Deferred Taxes	(782)	(1,380)	—
(Increase) Decrease in Accounts Receivable	(7,250)	535	(4,514)
(Increase) Decrease in Notes Receivable	(1,703)	177	—
Decrease (Increase) in Inventory	176	(3,213)	(928)
Decrease in Due to Related Parties	(657)	(3,277)	—
Increase in Other Receivables	(1,457)	(1,718)	(370)
Increase in Value Added Tax Receivable	(277)	(37)	(231)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	491	(1,587)	(1,007)
(Decrease) Increase in Accounts Payable	(3,480)	6,857	2,720
Increase (Decrease) in Deferred Revenue	80	(33)	133
Increase (Decrease) in Accrued Expenses	4,021	(1,491)	2,084

Net Cash Provided by (Used) in Operating Expenses	34	3,327	(10,668)

Cash Flows from Investing Activities
Acquisition payment due to Wanwei Group	—	—	(214)
Cash paid for Acquisition Sunstone China	—	—	(33,107)
Note Receivable	—	—	(659)
Acquisition of Property and Equipment	(10,553)	(3,292)	(563)
Payments for Land Use Rights	(901)	—	—
Cash Received in Acquisitions of Sunstone China and Rongheng	—	2,587	—
Acquisition of Rongheng	—	(1,661)	—
Investment in Shengda	(2,047)	(867)	—
Investment in Alliance BMP	—	(12,320)	(2,773)
Proceeds from Disposal of Alliance BMP	7,550	—	—

Net Cash Used In Investing Activities	(5,951)	(15,553)	(37,316)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	2,999	2,002	30,603
Net Proceeds from Exercise of Warrants and Options	163	968	4,397
Net Proceeds from Long Term Debt Issuance	12,031	—	17,139
Payments on Long Term Debt	(11,350)
Proceeds from Issuance of Warrants	—	—	4,731
Net Receipts (Payments) on Bank Borrowings	7,338	1,728	(676)
Decrease (Increase) in Restricted Cash, net	25	147	(1,032)

Net Cash Provided by Financing Activities	11,206	4,845	55,162
Effect of exchange rate changes on cash	515	284	328

Net (Decrease) Increase in Cash and Equivalents	5,804	(7,097)	7,506
Cash and Equivalents, Beginning	15,740	22,837	15,331

Cash and Equivalents, Ending	21,544	15,740	22,837

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$3,934	$3,135	$0
Interest	$3,444	$3,058	$131

The accompanying notes are an integral part of these consolidated financial statements.

Non-Cash Investing and Financing Activities:

During the year ended December 31, 2009, the Company completed an exchange of $10,650,000 in principal amount of its 10.0% senior secured promissory notes, for $10,650,000 in principal amount of its 12.5% secured convertible notes, pursuant to note exchange agreements by and between the Company and certain holders of the 10.0% Notes.

During the year ended December 31, 2009, the Company completed an exchange of $1,000,000 in principal amount of its 10.0% Notes for the same principal amount of its 12.5% March Exchange Secured Convertible Notes due July 1, 2011, pursuant to a note exchange agreement by and between the Company and certain holders of the 10.0% Notes.

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

BMP Sunstone Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

2. Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements of BMP Sunstone Corporation and Subsidiary (collectively referred to as “the Company”) ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited) (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”), Dejee Company Limited and BMP Sunstone Corporation Beijing Representative Office. All significant inter-company balances and transactions have been eliminated in consolidation. For investments in which the Company owns less than 20% of the voting shares or does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment.

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

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balance held in PRC bank accounts to $18,905,000 and $15,351,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company held $2,638,000 and $388,000 of cash balances within the United States of which $2,138,000 at December 31, 2009 was in excess of FDIC insurance limits.

In 2007, the Company issued an aggregate of $23,000,000 principal amount of 10% Senior Secured Debt (the Debt) due May 1, 2009. As part of the debt agreement the Company was required to hold 6 months interest in a designated escrow account totaling $1,150,000 until the repayment of the loan. The loan was extinguished in 2009 and the amount is no longer restricted.

In 2009, the Company issued an aggregate of $25,000,000 principal amount of long term debt due July 1, 2011. As part of the debt agreements, the Company is required to hold 6 months interest in a designated escrow account totaling $1,125,000. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.

Notes Receivable: The Company receives notes receivable for the settlement of trade receivables balances. Notes receivables are notes received from customers for the settlement of trade receivable balances. All notes receivable are issued by established banks in the People’s Republic of China, and these notes are irrevocable and transferrable, and have a maturity of six months or less. During the year ended December 31, 2009 the Company recorded $742,000 in interest expenses for notes which were discounted prior to maturity.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

Trade Accounts Receivable and Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable.

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

Investment in Sunstone China and Shengda: Our 49% investment in Sunstone China is included in our financial statements under the equity method of accounting for the period November 1, 2007 through February 17, 2008. The difference between the cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we paid, representing the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill. The excess cost over book value of net assets acquired not representing trademarks and goodwill is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings. On February 18, 2008, the Company acquired the remaining 51% of Sunstone for eight million shares of BMP’s common stock. For more information on our 51% acquisition of Sunstone China, see Note 3.

For our 50% investment in Zhangjiakou Shengda Pharmaceutical Co., Ltd (“Shengda) that was not fully consolidated is included in our financial statements under the equity method of accounting for the period February 17, 2009 through December 31, 2009. The difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The excess cost over book value of net assets acquired is amortized over the estimated useful life of acquired assets (with definitive useful lives) against our share of investee earnings.

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

Debt Issuance Costs: The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $718,000 and $280,000 as of December 31, 2009 and 2008. A total of $446,000 and $840,000 of debt issuance costs had been amortized for the years ended December 31, 2009 and 2008.

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

During the years ended December 31, 2009, 2008 and 2007, shipping and handling expenses incurred by the Company amounted to approximately $2,506,000, $1,668,000 and $265,000 respectively are expensed as cost of sales in the period when the sale occurs.

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

Foreign Currency Translation: The accounts of the Company’s foreign subsidiary are translated based upon the determination that he functional currency of its subsidiary should be their local currency, the Chinese RenMinBi (RMB). The translations of the functional currency financial statements of its subsidiary into United States reporting currency are performed for assets and liabilities denominated in foreign currencies using the closing exchange rates in effect at the balance sheet dates. Income statement amounts are translated using the average exchange rate during the year. Gains and losses resulting from foreign currency exchange rates changes from the prior year are reported separately as accumulated other comprehensive income foreign currency translation in stockholders’ equity.

Income Taxes: The Company follows an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

The amount of unrecognized tax benefits as of December 31, 2009 was $941, which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not expect any material change in unrecognized tax benefits within the next twelve months.

The change in unrecognized tax benefits for the 12 months ended December 31, 2009 is as follows:

($ amount in thousands)
Balance at January 1, 2009	$834
Increase for tax positions related to the current year	107

Balance at December 31, 2009	$941

The Company is subject to income taxes in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. This evaluation was performed for tax years ended December 31, 2009, 2008, 2007 and 2006, the tax years which remain subject to examination by major tax jurisdictions. The Company is not currently under examination by U.S. Federal and state tax authorities or any foreign jurisdiction.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The Company recognizes interest accrued related to unrecognized tax benefits as interest expense and penalties accrued in operating expenses, if any, for all periods presented. The Company has not accrued interest and penalties related to unrecognized tax benefits as of December 31, 2009.

Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, accrued liabilities and debt are reflected in the financial statements at carrying amounts which approximate fair value.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. Common stock equivalents have been excluded from the diluted per share calculations as of December 31, 2009, 2008 and 2007, as the Company has incurred a net loss during each of the years then ended, and their inclusion would have been anti-dilutive.

Advertising Costs: The Company expenses advertising costs as incurred. For the years ended December 31, 2009, 2008 and 2007 the Company incurred $12,124,000, $7,473,000 and $5,000 in advertising expenses, respectively.

Research and Development: The Company engages in research and development activities through independent research and development and cooperation with research institutions in China. For the years ended December 31, 2009 and 2008 the Company incurred expenses of $1,906,000 and $237,000 in research and development, respectively. The Company did not have any research and development expenses for the year ended December 31, 2007.

Use of Estimates: Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Actual results experienced by the Company may differ from those estimates.

Milestone Payments: The Company enters into licensing agreements with various third parties that involve the provision of funding and/or payments for the achievement of milestones. Since development projects are subject to regulatory approval procedures and other uncertainties, the conditions for the capitalization of costs incurred before approvals are received are not satisfied, and these costs are, therefore, expensed as incurred.

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

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We adopted the Codification in 2009 and it did not have an effect on our financial position or results of operations.

On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements as it relates to financial assets and financial liabilities. In February 2008, the FASB issued new accounting

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

The fair value of cash equivalents and restricted cash was $22.7 million at December 31, 2009. These financial instruments are classified in Level 1 of the fair value hierarchy described above.

In December 2007, the FASB issued new accounting guidance regarding how an entity accounts for the acquisition of a business. The standard carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, the standard requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. The standard eliminates the cost-based purchase method.

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

In April 2009, the FASB issued new accounting guidance requiring disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. The Company has adopted the standard as of the required effective date of June 15, 2009. See Note 11 for discussion of fair value measurements of our derivative instruments.

In May 2009, the FASB issued new accounting guidance which provided accounting and disclosure requirements for subsequent events. This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted this standard as of June 30, 2009, which was the required effective date.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

In December 2009, the FASB issued new accounting guidance which amends the Codification as a result of the FASB’s issuance of “Amendments to FASB Interpretation No. 46(R)” during June of 2009. This amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are in the process of evaluating this new guidance, and assessing its impact on the determination or reporting of our financial results.

In January 2010, the FASB issued new accounting guidance which provides amendments to “Consolidation – Overall” and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued new accounting guidance which amend “Fair Value Measurements and Disclosures” that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are in the process of evaluating this new guidance and assessing its impact on the determination of reporting of our financial results.

Reclassifications: Certain reclassifications have been made to prior year balances in order to conform to the current presentation.

3. Acquisitions:

On October 31, 2007, the Company acquired 49% of the issued share capital of Sunstone China Limited (“Sunstone China”), a Hong Kong corporation, which holds 100% of the equity interests of Sunstone (Tangshan)

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

Pharmaceutical Co., Ltd. (“Sunstone”), for cash consideration of $32 million, plus direct acquisition costs of $1.1 million. Sunstone is a manufacturer of primarily over-the-counter (OTC) medicines, with operations in Tangshan, Hebei Province, People’s Republic of China. The acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to the net assets of Sunstone China, based upon their estimated fair values as of the date of purchase, as estimated by management.

The following table summarizes the allocation of the purchase price for the proportionate share of Sunstone China’s net assets acquired at fair value:

($ amount in thousands)
Purchase Price	$33,107
Less: Fair value of identifiable assets acquired:
Cash	1,986
Accounts receivable	5,285
Accounts receivable from related parties	610
Bills receivable	6,042
Inventory	2,298
Prepaid expenses and other assets	569
Restricted cash	65
Due from related parties	263
Deferred income taxes	64
Buildings	2,740
Land use rights	967
Fixed assets other than buildings	6,465

27,354
Plus: Fair value of liabilities assumed:
Borrowings	5,795
Accounts Payable	1,133
Accrued liabilities and other payables	5,262
Income tax payable	1,140
Due to related parties	1,738

15,068

Excess of cost over fair value of net assets acquired intangible assets and goodwill	$20,821

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

Goodwill and the intangible assets are not deductible for tax purposes. The intangible assets, except for indefinite-life trademarks and goodwill, are being amortized over estimated useful lives from the date of acquisition and was recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment loss for the period November 1, 2007 through December 31, 2007. Prior to purchase accounting adjustments Sunstone China generated net income of $1,829,000, or $896,000 for our 49% equity ownership. The total amortization for the period was $1,160,000 which resulted in a equity method investment loss of $264,000.

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

The following table provides a reconciliation of our equity method investment income for the period January 1, 2008 through February 17, 2008. Prior to purchase accounting adjustments, Sunstone China generated net income of $2,104,000, or $1,031,000 for our 49% equity ownership. The total amortization for the period was $356,000 which resulted in a equity method investment income of $675,000.

($ amounts in thousands)
Equity in earnings of Sunstone China for period January 1 through February 17, 2008	$1,031
Less adjustments of excess fair value:
Amortization expense of intangible assets	(356)

(356)

Total equity method investment income after amortization	$675

The acquisition of Sunstone has been accounted for as a step acquisition business combination in fiscal year 2008. We have allocated our investment basis to our pro rata share of Sunstone’s assets and liabilities at each significant acquisition date based on the estimated fair values of such assets and liabilities on such dates, and the excess of our investment basis over the adjusted estimated fair values of such identifiable net assets has been allocated to goodwill. For financial reporting purposes, we have accounted for Sunstone using the equity method through February 17, 2008, and as a consolidated subsidiary thereafter.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The following table summarizes the allocation of the 51% purchase price for the proportionate share of Sunstone China’s net assets acquired at fair value at the date of acquisition:

($ amounts in thousands)
Purchase Price
Value of shares to acquire 51% of Sunstone China	$88,619
Direct acquisition costs	570

$89,189
Less: Fair Value of identifiable assets acquired:
Cash	1,075
Accounts receivable	6,872
Bills Receivable	7,768
Inventory	2,003
Prepaid expenses and other assets	932
Due from related parties	1,016
Deferred income taxes	165
Land use rights	1,045
Fixed assets	9,913

30,789
Plus: Fair value of liabilities assumed:
Borrowings	4,725
Accounts payable	2,444
Accrued liabilities and other payables	6,757
Due to related parties	2,275
Deferred tax liability	11,009

27,210

Excess of cost over fair value of net assets acquired-intangible assets and goodwill	$85,610

The excess cost over the fair value of the net assets acquired has been allocated to identifiable assets as of the date of the acquisition with the remaining amount of $63,547,000 carried as goodwill.

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

In acquiring its 63.3 percent interest in Rongheng, the Company exchanged cash consideration of $1.6 million, of which $0.9 million was used to purchase shares in Rongheng and the remainder functioned as a capital injection, plus direct acquisition costs of $0.1 million. The acquisition has been accounted for under the purchase method of accounting.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

Acquisition of Guangzhou Pharmaceuticals Corporation

On January 28, 2008, Alliance BMP Limited (“Alliance BMP”), an investment vehicle based in the United Kingdom that is 80 percent-owned by Alliance Boots Ltd. and 20 percent-owned by us, completed its acquisition of a 50 percent stake in Guangzhou Pharmaceuticals Corporation. The investment was accounted for under the cost method of accounting. Our total investment in Alliance BMP was $15.1 million. The remaining 50 percent ownership of Guangzhou Pharmaceuticals Corporation is retained by a Hong Kong and Shanghai Exchange-listed company.

On August 3, 2009, the Company entered into a Share Purchase Agreement with Alliance UniChem Group Limited for the sale of the Company’s 20% ownership of Alliance BMP Limited (“Alliance BMP”), an investment vehicle based in the United Kingdom, for $15,100,000. The Company recorded Alliance BMP under the cost method investment and prior to the sale Alliance BMP did not record any impairment charges relating to this investment. The Company received $7,550,000 during the year ended December 31, 2009, and the remaining balance of $7,550,000, representing 50% percent of the total consideration, is due in August 2010. The Company recognized a gain on the sale of $7,000 for the year ended December 31, 2009.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

•

RMB 14 million (or $2,050,000 as of December 30, 2009) was payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement and was paid as of December 31, 2009.

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company is one of two shareholders of Shengda. The investment in Shengda was accounted for under the equity method of accounting. Our total investment in Shengda was $2,950,000 as of December 31, 2009, of which we had paid $2,925,000. There were no acquisition costs incurred during the years ended December 31, 2009 or 2008.

The following table summarizes the allocation of the purchase price for the proportionate share of Shengda’s net assets acquired at fair value.

($ in thousands)
Purchase Price	$2,920
Less: Fair value of identifiable assets
Cash	398
Accounts receivable	68
Other receivable	84
Prepaid expenses and other assets	38
Inventory	512
Fixed Assets	743

1,843
Plus: Fair value of liabilities assumed
Accounts payable	275
Accrued liabilities and other payables	432
707

Excess of cost over fair value of net assets acquired	$1,784

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The following is the relative fair value of the identifiable intangible assets as of the date of acquisition.

	Weighted Average Amortization Period	December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets
Completed Technology	12 Years	$983	$75	$908
Trademark	12 Years	357	25	332
In Process Research and Development	16 Years	209	11	198
Customer Relationship	5 Years	192	99	93
GMP License	2 Years	43	18	25

Intangible Assets		$1,784	$228	$1,556

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 17, 2009 through December 31, 2009. Prior to purchase accounting adjustments, Shengda generated net income of $642,000 or $321,000 for our 50% equity ownership. The total of amortization and inventory write off for the period was $296,000 which resulted in equity method investment income of $25,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 17 through December 31, 2009	$321
Less adjustments of excess fair value:
Inventory sold	61
Depreciation and amortization expense on buildings and intangible assets, including land use rights	235

Total equity method investment income	$25

Acquisition of Taiyangshi Fly Tangshan Pharmaceutical Co., Ltd.

On April 12, 2009, Sunstone entered into a joint venture agreement with Tangshan Yangguang Fly Business Consultants Co., Ltd. (“Tangshan SunshineFly”) to establish Taiyangshi Fly Tangshan Pharmaceutical Co., Ltd. (“Yutian”), located in Yutian County, Tangshan, China. Yutian is owned 70% by Sunstone and 30% by Tangshan SunshineFly. The joint venture agreement requires Sunstone to inject RMB 35 million (or $5.1 million as of December 31, 2009) and Tangshan SunshineFly to contribute technology with an estimated value of RMB 15 million (or $2.2 million as of December 31, 2009) to the joint venture. On April 16, 2009, Yutian received the business license.

In acquiring our 70 percent interest in Yutian, Sunstone has agreed to inject RMB 35 million, all of which was injected as of September 30, 2009. Tangshan SunshineFly will contribute production technology at a later date once the manufacturing facility is completed. For financial reporting purposes, we have accounted for Yutian as a consolidated subsidiary from April 16, 2009 through December 31, 2009.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The noncontrolling interest of Tangshan SunshineFly represents the fair value of 30 percent of Sunstone’s cash injection as of December 31, 2009, or RMB 35 million (or $5.1 million as of December 31, 2009), adjusted for 30% of the net loss of Yutian. For the period April 16, 2009 through December 31, 2009, Yutian generated a loss of $320,000.

($ in thousands)
Noncontrolling interest:
30% of Sunstone’s payments allocated to Tangshan SunshineFly	$1,536
Less: Loss in Yutian for the period April 16, 2009 through December 31, 2009	96

Noncontrolling interest	$1,440

Pro forma results have not been included as there is no operating history as the Yutian manufacturing plant is currently being constructed and is expected to be completed in 2010.

4. Inventories

Inventories by category consist of the following:

	December 31,
	2009	2008
	($ amount in thousands)
Raw materials	$2,801	$3,028
Work in process	816	314
Finished goods	6,194	6,842

Total inventories, net	$9,811	$10,184

5. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of December 31, 2009 and 2008 consist of the following:

	2009	2008
	($ amounts in thousands)
Advance payments to Sunstone Suppliers	$3,774	$4,005
Advance payments to Wanwei Suppliers	1,693	1,700
Prepaid and other current assets	855	542

	$6,322	$6,247

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

6. Property and Equipment:

Property and equipment as of December 31, 2009 and 2008 consist of the following:

	Useful Lives	2009	2008
	($ amounts in thousands)
Buildings	20 Years	$17,078	$16,440
Machinery and equipment	5-10 Years	12,115	9,504
Furniture, fixtures and office equipment	2-10 Years	1,450	1,432
Motor Vehicles	5-10 Years	1,556	1,443
Leasehold Improvements	2-5 Years	581	579

		32,780	29,398
Less: Accumulated Depreciation		9,775	7,953
Add: Construction in Progress		7,962	1,395

		$30,967	$22,840

During the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expense was $2,437,000, $1,842,000 and $111,000 respectively. During the years ended December 31, 2009 and 2008, cost of sales included $1,422,000 and $1,300,000 of depreciation, respectively.

7. Land Use Rights:

Land use rights as of December 31, 2009 and 2008 consist of the following:

	2009	2008
	($ amounts in thousands)
Land Use Rights	3,500	2,069
Less: Accumulated amortization	640	67

	$2,860	$2,002

All lands in the PRC are state-owned and no individual land ownership rights exist. The Company has obtained land use rights certificates for the land on which its facilities are located in Tangshan, Hebei Province. The land use rights have between 17 and 41.1 years remaining.

8. Goodwill and Intangible Assets:

Goodwill and intangibles assets as of December 31, 2009 consists of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	($ amounts in thousands)
Favorable contracts	17 Years	$6,434	$772	$5,662
Customer relationships	10 Years	20,696	$6,864	13,832
Trademarks	Indefinite	19,014	$—	19,014

		$46,144	$7,636	$38,508

Goodwill		$70,033	$—	$70,033

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

Trademarks were recorded related to the acquisition of Sunstone in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the year ended December 31, 2009, trademarks increased $47,000 as a result of foreign currency fluctuation.

Goodwill was recorded related to the acquisitions of Sunstone and Rongheng in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the year ended December 31, 2009, goodwill increased $168,000 as a result of foreign currency fluctuation.

During the years ended December 31, 2009, 2008 and 2007, amortization was $3,494,000, $4,339,000 and $256,000, respectively. Amortization expense of intangible assets is estimated to be approximately $2,883,000, $2,571,000, $2,299,000 and $2,017,000 and $1,796,000 for 2010, 2011, 2012, 2013 and 2014, respectively.

9. Notes payable and bank borrowings

Notes payable as of December 31, 2009 and 2008 consists of the following:

	2009	2008
	($ amounts in thousands)
Short-term bank borrowings secured by assets	$—	$9,133
Short-term bank borrowings secured by accounts and notes receivable	4,943
Short-term bank borrowings secured by assets of related parties	—	2,480
Current portion of long term debt, net of debt discount (See Note 11)	1,463	21,978

Notes Payable and Bank Borrowing	$6,406	$33,591

Short-term bank borrowings secured by assets represents borrowings that are secured by the Company’s land use rights and property with net book value of $12,031,000 as of December 31, 2008.

At December 31, 2008 short-term bank borrowings secured by assets of related parties represent borrowings secured by property of Zhiquiang Han.

Short-term bank borrowings secured by accounts and notes receivable represent borrowings that are secured by accounts and notes receivable of $6.2 million.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2009 and 2008 was 5.0% and 7.2%.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

10. Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008, consists of the following:

	2009	2008
	($ amounts in thousands)
Accrued taxes and related expenses	$4,022	$7,112
Accrued marketing	3,584	66
Accrued salaries and related expenses	2,423	1,152
Accrued advertising expense	191	1,093
Accrued travel and entertainment expenses	1,751	881
Accrued sales office expenses	3,032	823
Accrued social welfare and related expenses	795	1,409
Accrued professional fees	245	418
Accrued interest expense	750	383
Accrued other	1,685	1,264

Total Accrued expenses	$18,478	$14,601

11. Long-term debt

January Exchange Notes

On January 20, 2009, the Company completed an exchange (the “Exchange”) of $10,650,000 in principal amount of its 10.0% senior secured promissory notes (the “10.0% Notes”) for $10,650,000 in principal amount of its 12.5% secured convertible notes (the “January Exchange Notes”), pursuant to note exchange agreements (the “Note Exchange Agreements”) by and between the Company and certain holders of the 10.0% Notes (the “Noteholders”). Following the Exchange, $12,350,000 in principal amount of 10.0% Notes remained outstanding.

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The effect of the derivative instrument on the consolidated statements of operations for the year ended December 31, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement		Amount of Gain (Loss) Recognized in Income Statement for the Year ended December 31, 2009
			($ in thousands)
Derivatives not designated as hedging instruments under ASC 815-10:
Embedded Derivative	Other Income	(Expense)	$1,707

Total			$1,707

The fair value of the derivative liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the nine months ended December 31, 2009.

($ in thousands)
Balance as of December 31, 2008	$0
Record Derivative Liability on Conversion Option at January 20, 2009	3,262
Change in Fair Value of Derivative Liability	(1,707)
Extinguishment of Derivative Liability	(1,555)

Balance as of December 31, 2009	$0

The terms of the January Exchange Notes entered into on January 20, 2009 were substantially different from the previous terms of the January Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment of $678,000, recognized in the consolidated statements of operations for the year ended December 31, 2009. In conjunction with this debt extinguishment, $548,000 of unamortized warrant discount and $130,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the year ended December 31, 2009.

As previously noted, the terms of the January Exchange Notes were amended effective as of the second amendment date of the notes of March 13, 2009 to fix the conversion price option at $3.00.

Based on evaluation, the terms of the January Exchange Notes, as amended and effective on March 13, 2009, were determined to be substantially different from the previous terms of the January Exchange Notes. As a result, this March 13, 2009 amendment was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment, recognized in the consolidated statements of operations for the year ended December 31, 2009. In conjunction with this debt extinguishment, $3,156,000 of unamortized debt discount and $247,000 of unamortized debt issuance costs were written off in the consolidated statements of operations for the year ended December 31, 2009. The Company recorded the fair value of the amended notes at $10,927,000, as of March 13, 2009 which will be amortized to face value using the effective interest method over the remaining term of the notes. Amortization of debt premium of $106,000 was recorded, for the period from March 13, 2009 through December 31, 2009.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

On November 20, 2009, the holders of the $1,000,000 March Exchange Notes converted $1,000,000 principal to 333,333 shares of common stock. Amortization of debt premium of $8,000 was recorded for the period from March 13, 2009 through November 20, 2009. In conjunction with this conversion $18,000 of unamortized debt premium was written off in the consolidated statements of operations for the year ended December 31, 2009.

March Cash Notes

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

The terms of the March Exchange Notes entered into on March 13, 2009 were substantially different to the previous terms of the March Exchange Notes. Therefore, this transaction was accounted for as an extinguishment of debt. This resulted in a loss on debt extinguishment of $90,000, recognized in the consolidated statement of operations for the year ended December 31, 2009. In conjunction with this debt extinguishment, $52,000 of unamortized warrant discount and $12,000 of unamortized debt issuance costs were written off in the consolidated statement of operations for the year ended December 31, 2009.

On March 16, 2009 the Company called the remaining $11,350,000 of its 10.0% Secured Promissory Notes due May 1, 2009. This resulted in a loss on debt extinguishment of $125,000, recognized in the consolidated statement of operations for the year ended December 31, 2009.

Bank of Communication

On June 24, 2009, the Company entered into a RMB 30,000,000 (or $4,381,000 as of June 24, 2009) loan agreement with Bank of Communication in China. The term of the loan is June 24, 2009 through May 24, 2011 with a 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan agreement does not contain any covenants. As of December 31, 2009, RMB 30,000,000 (or $4,388,000) is outstanding and is due May 2011.

China Construction Bank

On July 17, 2009, the Company entered into a RMB 16,000,000 (or $2,339,000 as of July 17, 2009) loan agreement with China Construction Bank in China. The term of the loan is July 17, 2009 through July 16, 2012 at 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan does not contain any covenants. As of December 31, 2009, RMB 16,000,000 (or $2,340,000) is outstanding and is due July 2012.

Bank of Communication

On October 15, 2009, Yutian entered into a RMB 50,000,000 (or $7,315,000 as of October 15, 2009) loan agreement with Bank of Commerce. The term of the loan is October 15, 2009 through September 27, 2012 at 5.4% annual rate of interest paid quarterly. The Company’s obligations under the debt are secured by assets of Yutian. The loan does not contain any covenants. As of December 31, 2009, RMB 50,000,000 (or $7,313,000) is outstanding and is due September 27, 2012.

2007 Debt

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The Company’s obligations under the Debt are secured by a security interest in the 51% interest in Sunstone.

As a part of the issuance of the Debt, the Company issued common stock purchase warrants to the purchasers of the Debt giving them the right to purchase up to an aggregate of 1,037,580 shares of common stock at an exercise price of $12.43 per share. Class A warrants expired on May 1, 2009 and Class B warrants will expire on November 1, 2012, unless sooner exercised.

The relative fair value of these warrants on their date of grant, which was determined to be approximately $4,601,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount was amortized over the term of the underlying debt on a straight line basis, which approximates the effective interest method. The fair value of the warrants was computed using the Black-Scholes option pricing model.

The Company assumed a risk-free interest rate of 4.10%, no dividends, expected volatility ranging from 43.24% — 75.90% and the contractual life of the warrants ranging from approximately 1.5 to 5 years. As of December 31, 2008, the unamortized debt discount amounted to approximately $1,022,000. Total amortization of the debt discount recorded as interest expense was $3,067,000 and $511,000 for the years ended December 31, 2008 and 2007. The effective interest rate on the debt was approximately 28.7%.

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

The Company exchanged $10,650,000 of the Debt in January 2009 as part of the January Exchange Notes, $1,000,000 of the Debt in March 2009 as part of the March Exchange Notes and called the remaining balance of $11,350,000 of the Debt on March 16, 2009.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

Long-term debt consists of the following at December 31, 2009, and December 31, 2008:

	2009	2008
	($ amount in thousands)
January Exchange Notes, 12.5% secured convertible notes, due July 1, 2011 convertible into 3,550,000 shares of common stock at any time prior to maturity	$10,650	$—
March Public Notes, 12.5% unsecured convertible notes, due July 1, 2011 convertible into 2,333,333 shares of common stock at any time prior to maturity	7,000	—
March Cash Notes, 12.5% secured convertible notes, due July 1, 2011 convertible into 2,116,667 shares of common stock at any time prior to maturity	6,350	—
Bank of Communication Loan, 5.4% secured bank loan due May 24, 2011	4,388	—
China Construction Bank Loan, 5.4% secured bank loan due July 16, 2012	2,340
Bank of Communication Loan, 5.4% secured loan due in installments beginning October 15, 2010 to September 27, 2012	7,313	—
November 2007 Notes, 10.0% secured notes, due May 1, 2009	—	23,000

Total Long term debt	38,041	23,000
Add: Debt premium	171	—
Less: Debt discount	—	1,022
Less: Current portion of long term debt	1,463	21,978

Long-term debt, less current portion	$36,749	$—

Future payments under notes payable agreement are as follows as of December 31, 2009:

Year Ending December 31,	Principal amount due
($ amount in thousands)
2010	1,463
2011	30,582
2012	5,996

Total	$38,041

12. Common Stock and Common Stock Warrants:

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

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The Units were offered by the Company at a purchase price of $6.40 per Unit (the “Offering”). As a result of the Offering, the Company issued 1,118,124 shares of Common Stock and 559,062 Warrants. The net proceeds to the Company from the Offering were approximately $3,000,000.

At the date of issuance of the Warrants, the Company determined that the financial instrument constituted a derivative. The fair value of the derivative was determined to be $838,000, and was recorded as a derivative liability at inception. The recorded amount is being accreted through charges to the consolidated statements of operations using the effective interest method over the term of the Warrants. At March 31, 2009, the fair value of the derivative was $894,000. The increase in the fair value of the derivative was also recorded in the consolidated statements of operations as a loss on derivative during the quarter ended March 31, 2009. The loss on derivatives of $503,000 was recorded for the period February 20, 2009 through December 31, 2009.

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

The effect of the derivative instrument on the consolidated statements of operations for the year ended December 31, 2009 follows:

	Location of Gain (Loss) Recognized in Income Statement	Amount of Gain (Loss) Recognized in Income Statement Year ended December 31, 2009
		($ in thousands)
Derivatives not designated as hedging instruments under ASC 815-10:
Derivative Warrant Liability	Other Income (Expense)	$(503)

Total		$(503)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value.

As required, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative for the year ended December 31, 2009:

($ in thousands)
Balance as of December 31, 2008	$0
Recording of Derivative Liability on Warrant Issuance	839
Change in Fair Value of Derivative Liability	503
Extinguishment of Derivative Liability	(1,342)

Balance as of December 31, 2009	$—

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

13. EPS Reconciliation:

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

	2009	2008
Weighted-average shares – Basic	41,398	38,617
Effect of dilutive securities
Stock options	818	1,174
Warrants	22	50
Convertible debt	6,395	—

Weighted-average shares – Diluted	48,633	39,841

For the year ended December 31, 2009 and 2008, 2,200,000 and 3,246,000 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

14. Income Taxes:

The provision for income taxes during the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
	($ amounts in thousands)
Domestic:
Current	$—	$—	$—
Deferred	(3,566)	(3,785)	(2,920)

	(3,566)	(3,785)	(2,920)

Foreign:
Current	3,420	2,176	15
Deferred	(1,777)	(1,569)	(97)

	1,643	607	(82)

Total Domestic & Foreign	(1,923)	(3,178)	(3,002)
Change in Valuation Allowance	4,315	3,970	3,017

	$2,392	$792	$15

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

The United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	($ amounts in thousands)
United States	$(14,256)	$(10,704)	$(8,291)
Foreign	13,679	8,129	(3,268)

	$(577)	$(2,575)	$(11,559)

The temporary differences that give rise to a significant portion of the deferred income tax asset as of the year ended December 31, 2009 and 2008 are as follows:

	2009	2008
	($ amounts in thousands)
Net Operating Loss Carryforwards	$14,126	$11,261
Stock Based Compensation	1,496	1,124
Other Temporary Differences	1,095	(410)
Less: Valuation Allowance	(16,154)	(11,839)

Net Deferred Tax Asset	$563	$136

Deferred Tax Liabilities
Intangibles	(9,660)	(10,262)

Net Deferred Tax Liability	$(9,097)	$(10,126)

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

For the years ended December 31, 2009 and 2008, a valuation allowance for deferred tax assets of $16,154,000 and $11,839,000 respectively, has been established to reduce the deferred tax assets to amounts estimated by management to be realizable.

The reconciliation of the statutory tax rate to the Company’s effective tax rate is as follows:

	2009	2008	2007
	($ amounts in thousands)
Federal Statutory Income Tax Rate	34.00%	34.00%	34.00%
State Statutory Income Tax Rate	97.52%	22.31%	5.11%
Permanent Items & Other	201.81%	78.20%	(13.13%)
Foreign Income Tax Rate	25.00%	25.00%	33.00%
Foreign Net Operating Losses Not Carried Forward	(25.00%)	(25.00%)	(33.00%)
Less: Change in Valuation Allowance	(748.13%)	(165.90%)	(26.11%)

Effective Tax Rate	(414.80%)	(31.39%)	(0.13%)

For the year ended December 31, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $31,609,000 which are available to offset future federal and state taxable income, if any.

The domestic federal and state operating losses expire as follows:

Year of Expiration	Federal Operating Losses	State Operating Losses
	($ amounts in thousands)
2024	$1,398	$1,398
2025	3,413	3,413
2026	2,639	2,639
2027	6,665	6,665
2028	9,067	9,067
2029	8,427	8,427

	$31,609	$31,609

The Company’s income tax provision and related reserves are based on management’s current estimates and such estimates may require adjustments in the future based on management’s evaluation of conditions and circumstances in effect at that time. The Company has net operating loss carryforwards of $10,639,000 for China which are available to offset taxable income if any. China provides net operating loss carryforwards for five years. The foreign net operating losses expire from 2010 through 2014.

15. Lease Commitments:

The Company leases its executive office facility in Plymouth Meeting, Pennsylvania 19462 under a lease agreement that expires January 2011. The lease requires minimum monthly rental payments of $6,000.

The Company leases it China executive office facility in Beijing under a lease agreement that expires November 2012. The lease requires minimum monthly rental payments of $7,000.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

The Company leases its BMP China office facility in Beijing, China under a lease agreement that expires during November 2012. The lease requires minimum monthly rental payments of $14,000. The Company leases additional sales office space throughout China with varying lease expiration dates.

The Company leases its Wanwei office in Beijing, China under a lease agreement that expires September 2012. The lease requires minimum monthly rental payments of $9,000.

The Company leases its Rongheng office in Shanghai under a lease that expires August 2011. The lease requires minimum monthly rental payments of $11, 000. The Company leases its Rongheng warehouse in Shanghai under a lease that expires March 2011. The lease requires minimum monthly rental payments of $5,000.

During the years ended December 31, 2009, 2008, and 2007, rent expense incurred by the Company amounted to approximately $1,289,000, $1,137,000, and $360,000 respectively.

Future minimum lease payments due under the lease agreement as of December 31, 2009 are as follows:

Year Ending December 31,	Minimum Payment Due
($ amounts in thousands)
2010	777
2011	519
2012	371

Total	$1,667

16. Related Party Transactions:

On March 13, 2009 the Company issued an aggregate of $7,000,000 principal amount of 12.5% Subordinated Convertible Notes (the Subordinated Notes) due July 1, 2011. Certain shareholders of the company that qualified as 5% or more shareholders participated on the debt issuance.

On January 20, 2009, the Company completed an exchange of $10,650,000 in principal amount of its 10% senior secured promissory notes for 10,650,000 in principal amount of its 12.5% secured convertible notes (January Exchange Notes) due July 1, 2011. Certain shareholders of the company that qualified as 5% or more shareholders participated in the January Exchange Notes.

During the year ended December 31, 2009, the Company sold $4,451,000 in pharmaceutical products to related party entities of the Company’s President and Director, Zhiqiang Han (Han) as compared to $6,621,000 for the period February 18 through December 31, 2008. During the year ended December 31, 2009 the Company leased office space in Beijing from an entity controlled by Zhijun Tong (Tong) Company Director for a total of $92,000 as compared to $91,000 for the period February 18 through December 31, 2009. At December 31, 2009, the Company had a balance due to Han, director of the Company.

At December 31, 2009, $128,000 is due to entities controlled by Han.

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

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

On April 27, 2008 the Company entered into a $2,480,000 loan with an annualized rate of 9.712%. The loan is collateralized with the personal residence of Han. The note was repaid in 2009.

On July 5, 2008, the Company acquired 63.3% of Rongheng. Based upon the Share Transfer and Capital Increase Agreement related to Rongheng, the Company agreed to a guarantee arrangement for the outstanding debt due to Rongheng International Trade Co. Ltd of Orient International Holding Co. (RHIT”) and Shanghai CAS Shenglongda Biotech Group Co, Ltd (“Shenglongda”).

Balance at December 31, 2009
($ amounts in thousands)	($ in thousands)
Amounts due to related parties:
Due to entities controlled by Han	$128
Due to RHIT	921
Due to Shenglongda	388

$1,437

During 2009 the Company received an advance payment for the purchase of inventory of $433,000 from Shengda. The $433,000 was paid during 2009.

17. Restrictions on Dividends:

The Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders is dependent on the earnings and the distribution of funds from its subsidiaries. If BMP China, Rongheng, Wanwei, Sunstone or future subsidiaries incur indebtedness of their own in the future, the instruments governing such indebtedness could restrict their ability to pay dividends or make other distributions to the Company, which in turn would limit the Company’s ability to make payments on indebtedness it may incur and to distribute dividends to its stockholders. Further, the Company’s corporate structure may restrict the distribution of dividends to its shareholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.

18. Segment Information:

The Company had three reportable segments for the year ended December 31, 2009 and 2008: (i) the Manufactured Products reportable segment which includes the operations of Sunstone, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China. For the year ended December 31, 2007 the Company had two reportable segments: (i) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (ii) the Licensed Products reportable segment which includes the operations of BMP China.

Manufactured Products Segment (Sunstone)

The chief operating decision maker for the Sunstone Manufactured Products segment is the General Manager of Sunstone whose function is to allocate resources to, and assess the performance of Sunstone. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone operates in a high margin environment selling pediatric and women’s health pharmaceutical and nutritional products.

Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

The following tables present reportable segment information for the periods indicated:

	Revenue
	2009	2008	2007
	($ amounts in thousands)
Year ended December 31,
Manufactured Products	$83,954	$65,715	$—
Licensed Products	63,751	49,078	30,884
Sales and marketing	7,067	1,734	1,019
Elimination	(7,904)	(1,660)	(900)

Total Revenues	$146,868	$114,867	$31,003

	Operating Income
	2009	2008	2007
Year ended December 31,
Manufactured Products	$16,669	$11,912	$—
Distribution Products	(470)	(246)	44
Licensed Products	760	(1,904)	(3,535)
Corporate	(8,021)	(5,748)	(7,825)
Eliminations	(551)	(268)	446

Total Operating Profit (Loss)	$8,387	$3,746	$(10,870)

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

	Assets
	2009	2008	2007
Year ended December 31,
Manufactured Products	$208,382	$191,968	$—
Distribution Products	32,722	29,540	19,585
Licensed Products	1,274	1,077	3,012
Corporate	165,231	165,469	78,261
Eliminations	(155,354)	(150,403)	(19,935)

Total Assets	$252,255	$237,651	$80,923

	Depreciation
	2009	2008	2007
Year ended December 31,
Manufactured Products	$2,133	$1,580	$—
Distribution Products	208	168	73
Licensed Products	55	54	21
Corporate	41	40	17

Total Depreciation	$2,437	$1,842	$111

	Capital Expenditures
	2009	2008	2007
Year ended December 31,
Manufactured Products	$10,446	$2,934	$—
Distribution Products	46	338	434
Licensed Products	49	20	106
Corporate	12	—	23

Total Capital Expenditures	$10,553	$3,292	$563

	Goodwill and Intangibles
	2009	2008	2007
Year ended December 31,
Manufactured Products	$105,830	$108,977	$—
Distribution Products	2,711	2,780	473

Total Goodwill and Intangibles	$108,541	$111,757	$473

	Interest Expense (Income)
	2009	2008	2007
Year ended December 31,
Manufactured Products	$804	$943	$0
Distribution Products	(2)	(20)	56
Licensed Products	0	(2)	15
Corporate	3,404	5,310	356

Total Interest Expense (Income)	$4,206	$6,231	$427

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

	Income Tax Expense
	2009	2008	2007
Year ended December 31,
Manufactured Products	$2,388	$789	$0
Distribution Products	4	3	15

	$2,392	$792	$15

19. Stock-Based Compensation

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Plan as of April 26, 2007 provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors and officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through December 31, 2009 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Stock Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made, the duration of any exercise or restriction period, and to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Code, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 26, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	1.87-2.41%	2.36-3.22%	4.52-5.23%
Expected Volatility	78.00%	55.00%	78.00-80.00%
Expected Dividend yield	0.00%	0.00%	0.00%

The weighted average estimated fair value of the options granted for the year ended December 31, 2009, 2008, and 2007 was $2.24, $3.83, and $6.38 respectively.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

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

A summary of the options issued by the Company for the year ended December 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2009	3,157,801	$5.17
Granted	360,000	$3.54
Exercised	39,750	$2.41
Canceled	31,819	$8.81

Outstanding on December 31, 2009	3,446,232	$5.00	6.38	6,624,000

Exercisable on December 31, 2009	2,382,983	$4.27	5.46	5,826,000

The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $120,000, $1,691,000 and $340,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s non-vested shares as of December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,354,271	4.57
Granted	360,000	2.25
Vested	619,203	4.28
Canceled	31,819	5.90

Nonvested at December 31, 2009	1,063,249	3.91

The unrecognized share-based compensation cost related to stock option expense at December 31, 2009 is $3,724,000 and will be recognized over a weighted average of 2.11 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $2,650,000, $2,562,000 and $1,324,000, respectively.

20. Commitments and Contingencies:

Rongheng

Based upon the Share Transfer and Capital Increase Agreement related to Shanghai Rongheng Pharmaceutical Co. Ltd. (Rongheng) and among Shanghai CAS Shenglongda Biotech (Group) Co., Ltd.

BMP Sunstone Corporation and Subsidiaries

Notes to Consolidated Financial—(Continued)

(“Shenglongda”), Shanghai Rongheng International Trade Co., Ltd. of Orient International (Holding) Co. (“RHIT”) and Yiliang Lou, and BMP Sunstone; the parties have agreed to a guarantee arrangement, based on the principle of “first lending, first repaid”, with respect to certain indebtedness of Rongheng.

RHIT advanced RMB 9.4 million to Rongheng. This outstanding loan balance will be repaid by Rongheng in priority in accordance with the following arrangement: Within sixty days after the completion of the share transfer and the capital increase provided per the agreement, BMP shall provide a shareholder’s loan to Rongheng in order that Rongheng can repay RMB 3 million to RHIT; Within two years after the completion of the share transfer and the capital increase provided per the agreement, BMP Sunstone shall provide a shareholder’s loan to Rongheng so that Rongheng can repay the remaining amount owed to RHIT by installments. However, Rongheng may, in light of its business operation, retain an amount not more than 20% of the total amount which will be repaid, and the retained amount shall be repaid no later than the next year. During the year ended December 31, 2009, the Company repaid RMB 3 Million to RHIT.

21. Subsequent Events

On January 8, 2010, the Company announced Zhiqiang Han (“Han”) resigned his position as the Company’s President and Chief Operating Officer, effective immediately. Mr. Han will receive benefits of one year salary of $350,000, and all outstanding and vested options will immediately vest. The cost of vesting the options is $365,000. In addition, in connection with Han’s resignation, the Company agreed to accelerate the vesting of 60% of Han’s restricted common stock shares in the Company. All of the shares of the Company’s common stock that Han received when Sunstone China sold to the Company in February 2008 will be fully vested and saleable by February 2011. The Company will record the salary and related taxes and accelerated vesting of Han’s options in 2010.

22. Quarterly Financial Information (Unaudited):

Selected unaudited quarterly results for the year ended December 31, 2009 and 2008 were as follows:

	Total	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	($ amounts in thousands)
Year Ended December 31, 2009
Revenues	$146,868	$41,497	$33,625	$32,483	$39,263
Gross Profit	74,009	23,281	15,676	14,394	20,658
Operating Profit	8,387	4,036	1,040	93	3,218
Net Profit (Loss)	(1,904)	2,009	(207)	(1,716)	(1,990)
Basic and diluted Income (Loss) per share	$(0.05)	$0.05	$(0.01)	$(0.04)	$(0.05)

	Total	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	($ amounts in thousands)
Year Ended December 31, 2008
Revenues	$114,867	$36,637	$30,503	$29,638	$18,089
Gross Profit	57,310	19,201	13,827	16,561	7,721
Operating Income (Loss)	3,746	1,773	1,765	1,604	(1,396)
Net Profit (Loss)	(3,442)	1,119	(816)	(1,267)	(2,478)
Basic and diluted Income (Loss) per share	$(0.09)	$0.03	$(0.02)	$(0.03)	$(0.07)

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2008 and 2009

Description	Balance at beginning of Period	Charged to costs and Expenses	Deductions (write-offs)	Balance at End of Period
	($ amount in thousands)
December 31, 2007
Allowance for doubtful accounts	$—	$44	$—	$44
December 31, 2008
Allowance for doubtful accounts	$44	$83	$—	$127
December 31, 2009
Allowance for doubtful accounts	$127	$354	$—	$481

December 31, 2007
Allowance for inventory	$—	$—	$—	$—
December 31, 2008
Allowance for inventory	$—	$—	$—	$—
December 31, 2009
Allowance for inventory	$—	$98	$—	$98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2010	BMP SUNSTONE CORPORATION

	By:	/S/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ DAVID GAO	By:	/S/ MARTYN D. GREENACRE
	David Gao Chief Executive Officer, Director and Principal Executive Officer March 15, 2010		Martyn D. Greenacre Director March 15, 2010

By:	/S/ LESLIE BALEDGE	By:	/S/ JACK M. FERRARO
	Leslie Baledge Director March 15, 2010		Jack M. Ferraro Director March 15, 2010

By:	/S/ FRANK J. HOLLENDONER	By:	/S/ JOHN W. STAKES, M.D.
	Frank J. Hollendoner Director March 15, 2010		John W. Stakes, M.D. Director March 15, 2010

By:	/S/ FRED M. POWELL	By:	/S/ ALBERT YEUNG
	Fred M. Powell Chief Financial Officer (Principal Financial Officer) March 15, 2010		Albert Yeung Director March 15, 2010

By:	/S/ DANIEL J. HARRINGTON	By:	/S/ ZHIJUN TONG
	Daniel J. Harrington Director March 15, 2010		Zhijun Tong Director March 15, 2010

EXHIBIT INDEX

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
2.1	Sale and Purchase Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on July 19, 2007)

2.2	Sale and Purchase Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

2.3	Supplementary Agreement, dated as of September 28, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang and Tong Zhijun (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed with the SEC on October 4, 2007)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on December 19, 2007)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.2	Form of Warrant issued on April 26, 2004 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

4.3	Form of Subscription Agreement, dated October 14, 2005, as amended, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on October 20, 2005)

4.4	Form of Subscription Agreement, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.5	Form of Warrant, dated December 20, 2006, by and between Beijing Med-Pharm Corporation and the signatories thereto (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.6	Form of Warrant to purchase shares of Common Stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on August 23, 2007)

4.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.9	Form of Five Year Warrant (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.10	Form of 18 Month Warrant (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed with the SEC on November 6, 2007)

Exhibit Number	Description
4.11	Form of 10.0% Senior Secured Promissory Note due May 1, 2009 (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed with the SEC on November 6, 2007)

4.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 10, 2008)

4.13	Equity Transfer Agreement, dated December 19, 2008, between Sunstone (Tangshan) Pharmaceutical Co., Ltd. and Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed with the SEC on February 10, 2009)

4.14	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.15	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.16	Form of Amended 12.5% Secured Convertible Notes (which notes were originally issued by the Company on January 20, 2009) as amended through March 13, 2009. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.17	Form of 12.5% March Exchange Secured Convertible Notes due July 1, 2011 as issued by the Company on March 13, 2009. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.18	Form of 12.5% March Cash Secured Convertible Notes due July 1, 2011 as issued by the Company on March 16, 2009. (Incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.19	Form of Note Exchange Agreement, as entered into on March 13, 2009, by the Company and certain holders of the Company’s 10.0% Senior Secured Promissory Notes due May 1, 2009. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.20	Form of Purchase Agreement, as entered into on March 16, 2009, by the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.21	Amendment No. 1 to the Pledge Agreement, as entered into on March 12, 2009, by the Company and the noteholders signatory thereto. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.22	Form of 12.5% Subordinated Convertible Notes due July 1, 2011 as issued by the Company on March 16, 2009. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.23	Form of Subscription Agreement, as entered into on March 16, 2009, by the Company and the investor signatory thereto. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.24	Form of Indenture for Senior Debt Securities (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.25	Form of Indenture for Subordinated Debt Securities, as entered into on March 16, 2009, by the Company and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on March 16, 2009)

4.26	Form of Allonge, as entered into on April 15, 2009, by the Company and holders of the Company’s 12.5% Subordinated Convertible Notes due July 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 16, 2009)

Exhibit Number	Description
4.27	First Supplemental Indenture, as entered into on April 15, 2009, by the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 16, 2009)

4.28	Form of Third Agreement to Amend 12.5% Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and certain holders of the Company’s 12.5% Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.29	Form of Agreement to Amend 12.5% March Exchange Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and certain holders of the Company’s 12.5% March Exchange Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.30	Form of Second Agreement to Amend 12.5% March Cash Secured Convertible Notes due July 1, 2011, as entered into on May 14, 2009, by the Company and a certain holder of the Company’s 12.5% March Cash Secured Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.31	Form of Second Allonge, as entered into on May 14, 2009, by the Company and holders of the Company’s 12.5% Subordinated Convertible Notes due July 1, 2011 (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.32	Second Supplemental Indenture, as entered into on May 14, 2009, by the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on May 17, 2009)

4.33	Share Purchase Agreement, dated as of August 3, 2009, by and between Alliance UniChem Group Limited and BMP Sunstone Corporation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 4, 2009)

10.1✓	Employment Agreement, dated October 14, 2005, between Beijing Med-Pharm Corporation and David Gao (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.2	Consulting Agreement, dated July 1, 2004, between Beijing Med-Pharm Corporation and Ning Ning Chang (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.3	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.4	Share Transfer and Debt Restructuring Agreement, dated December 15, 2004, between Beijing Wanwei Pharmaceutical Group and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.5	Share Transfer Agreement, dated December 15, 2004, between Beijing Med-Pharm Corporation and Wen Xin (Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.6	Entrusted Loan Contract, dated December 27, 2004, between Beijing Med-Pharm Calculating Co. Ltd., China International Trust and Investment Industrial Bank and Beijing Wanwei Pharmaceutical Co. Ltd. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.7✓	Summary of Fred M. Powell Severance Terms (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1/A (Registration No. 333-121957) filed with the SEC on April 19, 2005, as amended)

Exhibit Number	Description
10.8	Letter Agreement, dated June 6, 2002, by and among Biomet Merck, Merck China, Xiamen International Economic and Trade Company, and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1/A (Registration No. 333-121957) filed with the SEC on May 13, 2005, as amended)

10.9	Distributorship Agreement, dated August 29, 2005, by and among Cytokine PharmaSciences, Inc., Controlled Therapeutics (Scotland) Limited and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.10	Agreement, dated July 19, 2005, by and between Beijing Med-Pharm Corporation and MCM Klosterfrau GmbH, as amended on September 20, 2005 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.11	Office Lease Agreement, dated October 13, 2005, by and between Beijing Shengshang Asset Management Co. Ltd. and Beijing Med-Pharm Market Calculating Co. Ltd. (Incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1 (Registration No. 333-121957) filed with the SEC on January 11, 2005, as amended)

10.12**	Exclusive Patent and Know How License Agreement, dated October 26, 2005, by and among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 14, 2005)

10.13	Letter Agreement, dated as of January 20, 2006, amending the terms of the Exclusive Patent and Know How License Agreement among Psimedica Ltd., Psioncology Pte. Ltd. and Beijing Med-Pharm Corporation dated October 26, 2005 (Incorporated by reference to Exhibit 10.1 of our Current Report on form 8-K, filed with the SEC on January 26, 2006)

10.14	Shareholders’ Agreement, dated as of January 18, 2007, among Beijing Med-Pharm Corporation, Alliance Unichem Group Limited and Alliance BMP Limited (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on January 30, 2007)

10.15	Shareholders’ Agreement, dated as of July 14, 2007, by and among Beijing Med-Pharm Corporation, Han Zhiqiang, Tong Zhijun, Hong Kong Fly International Health Care Limited and Sunstone (Tangshan) Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 19, 2007)

10.16✓	Employment Agreement, dated as of January 1, 2008, between BMP Sunstone Corporation and Han Zhiqiang (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.17✓	Employment Agreement, dated as of October 1, 2007, between BMP Sunstone Corporation and Zhao Yanping (Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.18**	Agreement, dated as of November 22, 2007 by and between Beijing Med-Pharm Corporation and Shanghai Novartis Trading Co., Limited (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on March 17, 2008)

10.19	Beijing Med-Pharm Corporation 2007 Omnibus Equity Compensation Plan (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K/A filed with the SEC on May 7, 2008, as amended)

10.20✓	Employment Agreement, dated as of March 31, 2008, by and between BMP Sunstone Corporation and Fred M. Powell (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on May 19, 2008)

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, Hong Kong

23.2*	Consent of KPMG

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

32.2*	Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(b)

*	Filed herewith

**	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Section 200.80(b)(4), 200.83 and 230.406.

✓	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.