Form 10-Q
period 2010-03-31
BMP Sunstone CORP
filed 2010-05-10
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

The number of shares of common stock of BMP Sunstone Corporation outstanding as of May 8, 2010 was 42,145,320.

BMP SUNSTONE CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION
Item 1A. Risk Factors	24
Item 6. Exhibits	25
SIGNATURES	26

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and Cash Equivalents	$22,956	$21,544
Restricted Cash	1,125	1,125
Notes Receivable	15,738	17,541
Accounts Receivable, net of allowance for doubtful accounts of $528 and $481	45,234	37,752
Inventory, net of allowance for obsolescence of $110 and $98	11,846	9,811
Receivable from Alliance Unichem	—	7,550
Other Receivables	3,892	3,648
VAT Receivable	903	1,093
Prepaid Expenses and Other Current Assets	6,660	6,322

Total Current Assets	108,354	106,386
Property and Equipment, net	31,694	30,967
Investment in Shengda	—	2,950
Investments at Cost	146	146
Goodwill	70,044	70,033
Other Assets	294	405
Land Use Rights, net accumulated amortization	3,047	2,860
Intangible Assets, net of accumulated amortization	40,798	38,508

Total Assets	$254,377	$252,255

Liabilities and Equity
Current Liabilities:
Notes Payable and Bank Borrowings, net of debt discount	$2,813	$6,406
Accounts Payable	22,724	24,465
Due to Related Parties	1,309	1,437
Deferred Revenue	128	208
Accrued Expenses	21,582	18,478

Total Current Liabilities	48,556	50,994

Long-Term Debt, including debt premium	36,320	36,749
Deferred Taxes	8,956	9,097

Total Liabilities	93,832	96,840

Commitments and Contingencies

Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized as of March 31, 2010 and December 31, 2009; 42,125,320 and 41,931,987 Shares Issued and Outstanding as of March 31, 2010 and December 31, 2009, respectively	42	42
Additional Paid in Capital	170,208	168,772
Common Stock Warrants	8,621	8,621
Accumulated Deficit	(32,321)	(32,946)
Accumulated Other Comprehensive Income	9,520	9,486

Total BMP Sunstone Corporation Stockholders’ Equity	$156,070	$153,975

Non Controlling Interest	4,475	1,440

Total Liabilities and Equity	$254,377	$252,255

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except per share amounts)

	For the three months ended March 31,
	2010	2009
	(in $ thousands except per share amounts)
Net Revenues:
Third Parties	$39,016	$35,521
Related Parties	—	3,742

Total Revenues	39,016	39,263
Cost of Goods Sold	18,024	18,605

Gross Profit	20,992	20,658

Sales and Marketing Expenses	12,170	13,511
General and Administration Expenses	5,811	3,929

Total Operating Expenses	17,981	17,440

Profit From Operations	3,011	3,218

Other Income (Expense):
Interest Income	47	24
Interest Expense	(1,352)	(1,417)
Debt Issuance Cost Amortization	(126)	(128)
Equity Method Investment Income	—	17
Loss on Early Extinguishment of Debt	—	(4,573)
Gain on Derivatives	—	1,651

Total Other Expense	(1,431)	(4,426)

Profit (Loss) Before Provision For Income Taxes	1,580	(1,208)
Provision For Income Taxes	916	782

Net Profit (Loss)	$664	$(1,990)

Less: Net Profit Attributable to Non Controlling Interest	39	—

Net Profit (Loss) Attributable to BMP Sunstone	$625	$(1,990)

Basic and Fully-Diluted Profit (Loss) Per Share Attributable to BMP Sunstone	$0.01	$(0.05)

Basic Weighted-average Shares Outstanding	41,963	40,765

Fully Diluted Weighted-average Shares Outstanding	51,023	43,066

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (Unaudited)

($ in thousands)

	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Non Controlling Interest	Total Stockholder’s Equity
Balance as of December 31, 2009	41,931,987	$42	$168,772	$8,621	$(32,946)	$9,486	$1,440	$155,415
Stock-Based Compensation		—	850					850
Note Conversion	133,333	—	400	—	—	—	—	400
Option Exercise	60,000	—	186	—	—	—	—	186
Shengda Non controlling Interest	—	—	—	—	—	—	2,996	2,996
Net Profit	—	—	—	—	625	—	39	664
Other Comprehensive Loss	—	—	—	—	—	—	—	—
Foreign Currency Translation	—	—	—	—	—	34	—	34

Total Comprehensive Loss	—	—	—	—	—	—	—	698

Balance as of March 31, 2010	42,125,320	$42	$170,208	$8,621	$(32,321)	$9,520	$4,475	$160,545

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Profit (Loss)	$625	$(1,990)
Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided in Operating Activities:
Bad Debt and Obsolescence Expense	59	—
Depreciation and Amortization of Property and Equipment	720	522
Amortization of Intangible Assets and Inventory at Fair Value	993	860
Amortization of Debt Discount and Deferred Debt Issuance Costs	95	577
Stock-Based Compensation	850	585
Gain on Fair Value of Derivatives	—	(1,651)
Loss on Alliance BMP payment	300	—
Loss on Early Extinguishment of Debt	—	4,573
Equity Method Investment Income	—	(17)
Non Controlling Interest	39	—
(Decrease) Increase in Deferred Taxes	(143)	(105)
Increase in Accounts Receivable	(6,412)	(7,288)
Decrease (Increase) in Notes Receivable	1,805	(2,958)
(Increase) Decrease in Inventory	(1,042)	628
(Decrease) Increase in Due to Related Parties	(128)	460
(Increase) Decrease in Other Receivables	(157)	51
Decrease (Increase) in Value Added Tax Receivable	190	(67)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(415)	1,469
Decrease in Accounts Payable	(2,663)	(681)
Decrease in Deferred Revenue	(80)	—
Increase in Accrued Expenses	2,416	1,875

Net Cash Used in Operating Activities	(2,948)	(3,157)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(208)	(1,652)
Investment in Shengda	—	(409)
Cash Recorded through Shengda Consolidation	700	—
Proceeds from Disposal of Alliance BMP	7,250	—

Net Provided by (Cash Used) In Investing Activities	7,742	(2,061)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	—	2,999
Net Proceeds from Long Term Debt Issuance	—	12,031
Retirement of Long Term Debt	—	(4,650)
Decrease in Restricted Cash	—	369
Net Proceeds from Exercise of Options	209	—
Payments on Note Payable	(3,594)	—

Net Cash (Used in) Provided by Provided by Financing Activities	(3,385)	10,749

Effect of exchange rate changes on cash	3	(20)

Net Increase in Cash and Equivalents	1,412	5,511

Cash and Equivalents, Beginning	21,544	15,740

Cash and Equivalents, Ending	$22,956	$21,251

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	—	1,573
Interest	960	212
Non-Cash Investing and Financing Activities:
Conversion of Convertible Debt	400	—

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 of BMP Sunstone Corporation and Subsidiary (collectively referred to as “the Company”, “we” or “our”) ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries which it controls, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (formerly named Hong Kong Fly International Health Care Limited) (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”), Dejee Company Limited , BMP Sunstone Corporation Beijing Representative Office, and, effective beginning January 1, 2010, Sunstone Shengda (Zhangjiakou) Pharmacy Co., Ltd (formerly named Zhangjiakou Shengda Pharmaceutical Co., Ltd.)( “Shengda”,) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2009 and 2008, and for each of the three years for the period ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

With respect to the basis for consolidation, control is determined based on ownership rights or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. The Company’s interest in 20%- to 50%-owned companies that are not controlled is accounted for using the equity method, unless the Company does not sufficiently influence the management of the investee. For investments in which the Company owns less than 20% of the voting shares or does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment. Non-controlling interest represents the interest not owned by the Company, and is recorded for consolidated entities in which the Company owns less than 100% of the interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of March 31, 2010 and 2009, their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements: In December 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance which amends the Codification as a result of the FASB’s issuance of “Amendments to FASB Interpretation No. 46(R)” during June of 2009. This amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We have adopted this new guidance as of the required effective date of January 1, 2010 and the adoptions did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.

In January 2010, the FASB issued new accounting guidance which provides amendments to “Consolidation – Overall” and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. We have adopted this new guidance as of the required effective date of January 1, 2010 and the adoptions did not have any significant impact on its consolidated balance sheets, statements of operations, or disclosures.

In January 2010, the FASB issued new accounting guidance which amends “Fair Value Measurements and Disclosures” that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are in the process of evaluating this new guidance and assessing its impact on the determination or reporting of our financial results.

In February 2010, the FASB issued new accounting guidance which addresses both the interaction of requirements per the Codification’s “Subsequent Events” Topic, with the SEC’s reporting requirements, and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this update have the potential to change reporting by both private and public entities; however, the nature of the change may vary depending on facts and circumstances. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2010, the FASB issued new accounting guidance which defers the effective date of the amendments to the “Consolidation” Topic to a reporting entity’s interest in certain types of entities and clarifies other aspects of the “Consolidation” amendments. As a result of the deferral, a reporting entity will not be required to apply the new amendments to the “Consolidation” Topic’s requirements to its interest in an entity that meets the criteria to qualify for the deferral. This update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining when a decision maker or service provider fee represents a variable interest. In addition, the update also clarifies that a quantitative calculation should not be the only basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2010, the FASB issued new accounting guidance which codifies an SEC Staff Announcement relating to accounting for certain tax effects within the “Income Taxes” Topic from the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

2. Acquisitions:

Acquisition of Zhangjiakou Shengda Pharmaceutical Co., Ltd

On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Shengda for RMB 20.0 million (or $2,920,000 as of February 16, 2009) in cash. On February 16, 2009 we received the business license of Shengda and closed on the acquisition. Shengda has changed its name from Zhangjiakou Shengda Pharmaceutical Co., Ltd to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.

The purchase price was paid in installments as follows:

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

The following is the relative fair value of the identifiable intangible assets.

	Weighted Average Amortization Period	December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets
Completed Technology	12 Years	$983	$75	$908
Trademark	12 Years	357	25	332
In Process Research and Development	16 Years	209	11	198
Customer Relationship	5 Years	192	99	93
GMP License	2 Years	43	18	25

Intangible Assets		$1,784	$228	$1,556

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 17, 2009 through March 31, 2009. Prior to purchase accounting adjustments, Shengda generated net income of $140,000 or $70,000 for our 50% equity ownership. The total of amortization and inventory write off for the period was $53,000 which resulted in equity method investment income of $17,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 17 through March 31, 2009	$70
Less adjustments of excess fair value:
Inventory sold	53

Total equity method investment income	$17

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors, and General Manager of Sunstone, as its representatives on the Board of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010 has management control of Shengda and has consolidated its 50% ownership interest effective January 1, 2010.

3. Segment Information:

The Company had three reportable segments for the three months ended March 31, 2010 and 2009: (i) Manufactured Products reportable segment which includes the operations of Sunstone and Shengda, (ii) the Pharmaceutical Distribution reportable segment which includes the operations of Wanwei and Rongheng and (iii) the Licensed Products reportable segment which includes the operations of BMP China.

Manufactured Products (Sunstone and Shengda)

The chief operating decision maker for the Manufactured Products segment is the General Manager of Sunstone whose function is to allocate resources to, and assess the performance of Sunstone and Shengda. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone and Shengda operate in high margin environment selling pediatric and women’s health pharmaceutical and nutritional products.

Distribution Products (Wanwei and Rongheng)

The chief operating decision makers for the Distribution Products segment are the General Managers of Wanwei and Rongheng, whose functions are to allocate resources to, and assess the performance of, their respective businesses. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, is the primary business activity of Wanwei and Rongheng. Pharmaceutical Distribution operates in a high volume and low margin environment.

Wanwei and Rongheng distribute prescription pharmaceuticals, over-the-counter healthcare products and home healthcare supplies and equipment to a variety of healthcare providers.

Licensed Products (BMP China)

The chief operating decision maker for the Licensed Products segment is the Chief Operating Officer and General Manager of BMP China, whose function is to allocate resources to and assess the performance of BMP China. This segment markets exclusively licensed prescription drugs nationwide to healthcare providers of prescription drugs.

The following tables present reportable segment information for the periods indicated:

	Revenue Three months ended March 31,
	2010	2009
	($ in thousands)
Manufactured Products	$25,404	$24,527
Distribution Products	13,617	14,758
Licensed Products	1,749	1,352
Eliminations	(1,754)	(1,374)

Total Revenue	$39,016	$39,263

	Operating Income (Loss) Three months ended March 31,
	2010	2009
	($ in thousands)
Manufactured Products	$5,893	$5,245
Distribution Products	(68)	(111)
Licensed Products	(30)	96
Corporate	(2,784)	(2,012)

Total Operating Profit	$3,011	$3,218

4. Inventories

Inventories by category as of March 31, 2010 and December 31, 2009 consist of the following:

	2010	2009
	($ amount in thousands)
Raw materials	$3,874	$2,801
Work in process	828	816
Finished goods	7,144	6,194

Total inventories, net	$11,846	$9,811

5. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of March 31, 2010 and December 31, 2009 consist of the following:

	2010	2009
	($ amounts in thousands)
Advance payments to Sunstone suppliers	$4,079	$3,774
Advance payments to Wanwei and Rongheng suppliers	1,209	1,693
Advance payments to Dejee suppliers	435	—
Prepaid and other current assets	937	855

	$6,660	$6,322

6. Property and Equipment:

Property and equipment as of March 31, 2010 and December 31, 2009 consist of the following:

	Useful Lives	2010	2009
	($ amounts in thousands)
Buildings	20 Years	$18,612	$17,078
Machinery and equipment	5-10 Years	12,990	12,115
Furniture, fixtures and office equipment	2-10 Years	1,550	1,450
Motor Vehicles	5-10 Years	1,556	1,556
Leasehold Improvements	2-5 Years	581	581

		35,289	32,780
Less: Accumulated Depreciation		11,397	9,775
Add: Construction in Progress		7,802	7,962

		$31,694	$30,967

7. Goodwill:

Goodwill was recorded related to the acquisitions of Sunstone and Rongheng in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the three months ended March 31, 2010, goodwill increased $11,000 as a result of foreign currency fluctuation.

8. Accrued Expenses:

Accrued expenses as of March 31, 2010 and December 31, 2009 consist of the following:

	2010	2009
Accrued salary and related expenses	$2,531	$2,423
Accrued taxes and related expenses	2,980	4,022
Accrued social welfare and related expenses	930	795
Accrued advertising	153	191
Accrued travel and entertainment	2,371	1,751
Accrued marketing	5,099	3,584
Accrued sales office expenses	4,107	3,032
Accrued interest expense	748	750
Accrued other	2,663	1,930

Total Accrued expenses	$21,582	$18,478

9. Earnings per Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the respective periods:

	Three months Ended March 31,
	2010	2009
Weighted-average shares – Basic	41,963,246	40,765,087
Effect of dilutive securities
Stock options	1,044,555	703,425
Warrants	148,583	40,210
Convertible debt	7,866,667	1,557,777

Weighted-average shares – Diluted	51,023,051	43,066,499

For the quarter ended March 31, 2010 and 2009, there were 2,669,332 and 4,174,163 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

10. Stock-Based Compensation:

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007, provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through March 31, 2010 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2010
Expected life (years)	5.0
Risk-free interest rate	2.41%
Expected volatility	65%
Expected dividend yield	0.00%

The weighted average estimated fair value of the options granted for the three months ended March 31, 2010 was $5.42.

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

A summary of the options issued by the Company for the three months ended March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	3,446,232	$5.00
Granted	100,000	5.42
Exercised	60,000	3.10
Canceled	194,465	7.73

Outstanding on March 31, 2010	3,291,767	$4.89	5.92	$5,210,000

Exercisable on March 31, 2010	2,419,257	$4.36	5.01	$4,777,000

The total fair value of shares vested during the three months ended March 31, 2010 was $848,000. A summary of the status of the Company’s non-vested shares as of March 31, 2010 is presented below:

	Non-vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,063,249	$3.91
Granted	100,000	3.04
Vested	207,260	4.09
Canceled	83,479	4.14

Non-vested at March 31, 2010	872,510	$3.74

The unrecognized share-based compensation cost related to stock option expense at March 31, 2010 is $3,123,000 and will be recognized over a weighted average of 2.0 years.

11. Related Party Transactions

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

Balance at March 31, 2010
($ in thousands)
Amounts due to related parties:
Due to RHIT	$921
Due to Shenglongda	388

$1,309

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements regarding derivative liabilities and accounting treatment thereof, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

BMP Sunstone Corporation, or the Company, a Delaware corporation is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiary, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. The Company, Sunstone, BMP China, Wanwei and Rongheng are collectively referred to as “the Company,” “we” or “our”.

Financial Overview

Our future success will depend on the continued growth of Sunstone’s OTC and our licensed products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Through the acquisition of Shengda we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect that the acquisition of Shengda will enrich our product brands and allow us to provide additional high, medium and low end drugs.

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors, and General Manager of Sunstone, as its representatives on the Board of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010 has management control of Shengda and has consolidated its 50% ownership interest effective January 1, 2010.

Liquidity and Capital Resources

Cash

As of March 31, 2010, we had unrestricted cash and cash equivalents of approximately $23.0 million which represented 9.0% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.

Cash Flow

We anticipate that our March 31, 2010 balance of approximately $23.0 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execution of our business and strategic plans as currently conceived.

Net cash used in operating activities was $2,948,000 for the three months ended March 31, 2010. This amount reflected our profit of $625,000, increased by $2,913,000 in net non-cash charges including bad debt and obsolesce expense of $59,000 amortization of intangible assets of $993,000, amortization of debt discount, debt premium and debt issuance costs of $95,000, stock based compensation expense of $850,000, depreciation and amortization of equipment and leasehold improvements of $720,000, loss on Alliance BMP payment of $300,000, decrease in deferred taxes of $143,000 and an increase in non controlling interest of $39,000. In addition, we generated $4,411,000 of operating cash as a result in changes in certain of our operating assets and liabilities during the quarter ended March 31, 2010. The most significant changes were an increase in accrued expenses of $2,416,000 and decreases in Value Added Tax Receivable of $190,000 and notes receivable of $1,805,000. Offsetting these changes were increases in accounts receivable of $6,412,000, inventory of $1,042,000, due to related parties of $128,000, prepaid and other current assets of $415,000 and other receivables of $157,000 and decreases in accounts payable of $2,663,000 and deferred revenues of $80,000.

Cash provided by investing activities was $7,742,000 which includes the proceeds from the disposal of Alliance BMP of $7,250,000, the acquisition of property, plant and equipment of $208,000 and cash received from the consolidation of Shengda of $700,000.

Net cash used in financing activities was $3,385,000, which consisted of the repayment of long term debt of $3,594,000 offset by proceeds from the exercise of options of $209,000.

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

Our critical accounting policies are described in Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no changes in these accounting policies.

Our significant accounting policies are described in Note 1 of these consolidated financial statements contained in this Quarterly Report on Form 10-Q. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2009 consolidated financial statements and also in Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Notes receivable

As of March 31, 2010 we had notes receivable of approximately $15.7 million which represented 6.2% of our total assets. Notes receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of March 31, 2010, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
($ amounts in thousands)	2010	2009	2010	2009
Net Revenues	$39,016	$39,263	100.0%	100.0%
Cost of Sales	18,024	18,605	46.2%	47.4%

Gross Margin	20,992	20,658	53.8%	52.6%

Sales and Marketing Expenses	12,170	13,511	31.2%	34.4%
General and Administrative Expenses	5,811	3,929	14.9%	10.0%

Total Operating Expenses	17,981	17,440	46.1%	44.4%

Profit (Loss) From Operations	3,011	3,218	7.7%	8.2%
Other Income (Expense):
Interest Income	47	24	0.1%	0.0%
Interest Expense	(1,352)	(1,417)	-3.5%	-3.6%
Debt Issuance Cost Amortization	(126)	(128)	-0.3%	-0.3%
Equity Method Investment Income	—	17	—%	0.0%
Loss on Early Extinguishment of Debt	—	(4,573)	—%	-11.6%
Gain on Derivatives	—	1,651	—%	4.2%

Total Other Income (Expense)	(1,431)	(4,426)	-3.7%	-11.3%

Profit (Loss) Before Provision for Income Taxes	1,580	(1,208)	4.0%	-3.1%
Provision for Income Taxes	916	782	2.3%	2.0%

Net Profit (Loss)	$664	$(1,990)	1.7%	-5.1%

Net Revenues

Net revenue was approximately $39,016,000 for the three months ended March 31, 2010 as compared with approximately $39,263,000 for the three months ended March 31, 2009.

Revenue by product categories was as follows:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)	$25,404	$24,527	$877	3.6%
Distribution Products	11,863	13,384	(1,521)	-11.4%
Licensed Products	1,749	1,352	397	29.4%

	$39,016	$39,263	$(390)	-1.0%

(1)	Revenue for the Manufactured Products segment includes Sunstone for three months ended March 31, 2010 and 2009 and Shengda for the three months ended March 31, 2010.

Manufactured Products. Manufactured revenues were $25,404,000 for the three months ended March 31, 2010, as compared to $24,527,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010 the results include Sunstone and Shengda as compared to the three months ended March 31, 2009, which only include the results of Sunstone. The top five manufactured products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which collectively accounted for approximately 87.0% of manufactured products revenue for the three months ended March 31, 2010. The top five manufactured products accounted for 89.9% for the three months ended March 31, 2009.

Distribution Products. Distribution revenue for the three months ended March 31, 2010, was $11,863,000 as compared to $13,384,000 for the three months ended March 31, 2009. The reduction in distribution revenue was the result of the Company’s decision to drop certain products and the delay in bidding in Beijing for new hospital contracts. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrocloride, which collectively accounted for 28.8% of Rongheng’s revenue for the three months ended March 31, 2010. For the three months ended March 31, 2009, Rongheng’s top five products accounted for 24.5% of total revenue. Wanwei’s top five products excluding our licensed products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets, and Jinlong Capsule which collectively accounted for 39.2% of Wanwei’s revenue for the three months ended March 31, 2010. For the three months ended March 31, 2009, Wanwei’s top five products accounted for 35.2% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with thalassemia. Revenues totaled $1,749,000 for the three months ended March 31, 2010 as compared to $1,352,000 for the three months ended March 31, 2009, an increase of 29.4%. As of March 31, 2010 there were 545 and 728 hospitals selling Propess and Anpo respectively, versus 464 and 551, respectively, as of March 31, 2009. In addition, there were 32 hospitals selling Ferriprox as of March 31, 2010 versus 16 as of March 31, 2009.

Cost of Goods Sold:

Cost of goods sold was approximately $18,024,000 for the three months ended March 31, 2010 as compared with $18,605,000 for the three months ended March 31, 2009. The gross profit for the three months ended March 31, 2010 was 53.8% as compared to 52.6% for the three months ended March 31, 2009.

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)
Revenues	$25,404	$24,527	$877	3.6%
Cost of Sales	6,422	5,741	681	11.9%

Gross Profit	$18,982	$18,786	$196	1.0%

Gross Margin %	74.7%	76.6%

Distribution Products
Revenues	$11,863	$13,384	$(1,521)	-11.4%
Cost of Sales	10,956	12,295	(1,339)	-10.9%

Gross Profit	$907	$1,089	$(182)	16.7%

Gross Margin %	7.6%	8.1%

Licensed Products
Revenues	$1,749	$1,352	$397	29.4%
Cost of Sales	646	569	77	13.5%

Gross Profit	$1,103	$783	$320	40.9%

Gross Profit %	63.1%	57.9%

Total
Revenues	$39,016	$39,263	$(247)	-0.6%
Cost of Sales	18,024	18,605	(581)	-3.1%

Gross Profit	$20,992	$20,658	$334	1.6%

Gross Margin %	53.8%	52.6%

(1)	Revenue and cost of goods sold for the Manufactured Products segment includes Sunstone for the three months ended March 31, 2010 and 2009 and Shengda for the three months ended March 31, 2010.

The gross profit for the three months ended March 31, 2010 of manufactured products was $18,982,000, which included $164,000 of amortization resulting from the Sunstone and Shengda acquisitions. The gross profit for the three months ended March 31, 2009 of manufactured products was $18,786,000, which included $115,000 of amortization resulting from the Sunstone acquisition. For the three months ended March 31, 2010, the results include Sunstone and Shengda as compared to three months ended March 31, 2009, which only includes Sunstone. The gross profit for Sunstone was 74.7% for the three months ended March 31, 2010 as compared to 76.6% for the three months ended March 31, 2009.

The gross profit for the three months ended March 31, 2010 for distribution products was $907,000 as compared to $1,089,000 for the three months ended March 31, 2009. The gross profit for distribution products was 7.6% for the three months ended March 31, 2010 as compared to 8.1% for the three months ended March 31, 2009.

The gross profits for the three months ended March 31, 2010 licensed products was $1,103,000 for as compared to $783,000 for the three months ended March 31, 2009. The gross margin for licensed products was 63.1% for the three months ended March 31, 2010 as compared to 57.9% for the three months ended March 31, 2009.

Sales and Marketing Expenses:

Sales and marketing expenses were $12,170,000 for the three months ended March 31, 2010 as compared with $13,511,000 for the three months ended March 31, 2009. Sales and marketing expenses include Shengda for the three months ended March 31, 2010. Shengda was initially consolidated in results as of January 2010. Sales and marketing expenses as a percentage of net revenues decreased to 31.2% for the three months ended March 31, 2010 as compared to 34.4% for the three months ended March 31, 2009. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $10,577,000, or 86.9% of sales and marketing expenses for the three months ended March 31, 2010 as compared to $11,896,000, or 87.9% for the three months ended March 31, 2009. The most significant sales and marketing expense decreases for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 are as follows: decreases of television, newspaper and magazine advertising expenses of $1,694,000 and sales office expenses of $557,000, offsetting these decreases were increases of salary and related expenses of $759,000 and travel expenses of $444,000.

General and Administrative Expenses:

General and administrative expenses were approximately $5,811,000 for the three months ended March 31, 2010 as compared to $3,929,000 for the three months ended March 31, 2009. General and administrative expenses include Shengda for the three months ended March 31, 2010. Shengda was initially consolidated in results as of January 2010. General and administrative expenses as a percentage of net revenues increased to 14.9% for the three months ended March 31, 2010 as compared to 10.0% for the three months ended March 31, 2009. Salary and related expenses increased $1,226,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, professional fees increased $387,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Stock compensation expense increased $265,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Research and development expenses increased $185,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $16,000 during the three months ended March 31, 2010 and $24,000 for the three months ended March 31, 2009. As of March 31, 2010, the unamortized debt premium amounted to $140,000. Total premium amortization was $31,000 for the three months ended March 31, 2010.

Interest Expense:

Our interest expense primarily consists of incurred interest from our long term debt financings. We had interest expense of $1,352,000 for the three months ended March 31, 2010 and $1,417,000 for the three months ended March 31, 2009, of which, total amortization of debt discount was $450,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, we received in the remaining balance from Alliance BMP. The company recorded $300,000 discount on the early receipt of the cash.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $592,000 as of March 31, 2010 and $126,000 of debt issuance costs had been amortized for the three months ended March 31, 2010 as compared to $128,000 for the three months ended March 31, 2009.

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

Income Taxes

For the three months ended March 31, 2010, we recognized $916,000 of income tax expense on profit before income taxes of $1,580,000. This compared to income tax expense for the three months ended March 31, 2009 of $782,000 on loss before income taxes of $1,208,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Rate Sensitivity

We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries BMP China, Sunstone and Wanwei, from RMB, the functional currency of China, into United States dollars, our functional currency. For additional information on the risks associated with the RMB, see Item 1A “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of March 31, 2010, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax loss of approximately $0.4 million. This hypothetical reduction on transactional exposure is based on the difference between March 31, 2010 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of March 31, 2010, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $16.5 million or 10.6% of our March 31, 2010 shareholder equity of $156.1 million.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BMP SUNSTONE Corporation

Date: May 10, 2010	/s/ DAVID GAO
David Gao Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)