Form 10-Q
period 2010-06-30
BMP Sunstone CORP
filed 2010-08-09
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of common stock of BMP Sunstone Corporation outstanding as of August 6, 2010 was 42,145,320.

BMP SUNSTONE CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25

Part II. OTHER INFORMATION
Item 1A. Risk Factors	26
Item 6. Exhibits	27
SIGNATURES	28

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and Cash Equivalents	$22,284	$21,544
Restricted Cash	1,125	1,125
Notes Receivable	15,087	17,541
Accounts Receivable, net of allowance for doubtful accounts of $771 and $481	47,590	37,752
Inventory, net of allowance for obsolescence of $178 and $98	10,461	9,811
Receivable from Alliance Unichem	—	7,550
Other Receivables	3,634	3,648
VAT Receivable	1,009	1,093
Prepaid Expenses and Other Current Assets	7,336	6,322

Total Current Assets	108,526	106,386
Property and Equipment, net	31,492	30,967
Investment in Shengda	—	2,950
Investments at Cost	367	146
Goodwill	70,317	70,033
Other Assets	327	405
Land Use Rights, net accumulated amortization	2,991	2,860
Intangible Assets, net of accumulated amortization	39,980	38,508

Total Assets	$254,000	$252,255

Liabilities and Equity
Current Liabilities:
Notes Payable and Bank Borrowings	$2,791	$6,406
Accounts Payable	24,047	24,465
Due to Related Parties	1,315	1,437
Deferred Revenue	128	208
Accrued Expenses	20,521	18,478

Total Current Liabilities	48,802	50,994

Long-Term Debt, including debt premium	33,991	36,749
Deferred Taxes	8,834	9,097

Total Liabilities	$91,627	$96,840

Commitments and Contingencies	—	—

Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized as of June 30, 2010 and December 31, 2009; 42,145,320 and 41,931,987 Shares Issued and Outstanding as of June 30, 2010 and December 31, 2009, respectively	42	42
Additional Paid in Capital	170,722	168,772
Common Stock Warrants	8,621	8,621
Accumulated Deficit	(31,661)	(32,946)
Accumulated Other Comprehensive Income	10,235	9,486

Total BMP Sunstone Corporation Stockholders’ Equity	$157,959	$153,975

Non Controlling Interest	4,414	1,440

Total Liabilities and Equity	$254,000	$252,255

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in $ thousands except per share amounts)		(in $ thousands except per share amounts)
Net Revenues:
Third Parties	$40,863	$32,123	$79,879	$67,644
Related Parties	—	360	—	4,102

Total Revenues	40,863	32,483	79,879	71,746
Cost of Goods Sold	22,188	18,089	40,212	36,694

Gross Profit	18,675	14,394	39,667	35,052

Sales and Marketing Expenses	11,768	10,300	23,938	23,811
General and Administrative Expenses	4,589	4,001	10,400	7,930

Total Operating Expenses	16,357	14,301	34,338	31,741

Profit From Operations	2,318	93	5,329	3,311

Other Income (Expense):
Interest Income	53	84	100	108
Interest Expense	(995)	(1,058)	(2,347)	(2,475)
Debt Issuance Cost Amortization	(109)	(97)	(235)	(225)
Equity Method Investment Income	—	65	—	82
Loss on Early Extinguishment of Debt	—	—	—	(4,573)
Gain (Loss) on Derivatives	—	(447)	—	1,204

Total Other Expense	(1,051)	(1,453)	(2,482)	(5,879)

Profit (Loss) Before Provision For Income Taxes	1,267	(1,360)	2,847	(2,568)
Provision For Income Taxes	669	372	1,585	1,154

Net Profit (Loss)	$598	$(1,732)	$1,262	$(3,722)

Less: Net Loss Attributable to Non Controlling Interest	62	16	23	16

Net Profit (Loss) Attributable to BMP Sunstone	$660	$(1,716)	$1,285	$(3,706)

Basic and Fully-Diluted Profit (Loss) Per Share Attributable to BMP Sunstone	$0.02	$(0.04)	$0.03	$(0.09)

Basic Weighted-average Shares Outstanding	42,145	41,539	42,055	41,154

Fully Diluted Weighted-average Shares Outstanding	51,062	50,699	51,022	46,875

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)

	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Non Controlling Interest	Total Stockholder’s Equity
Balance as of December 31, 2009	41,931,987	$42	$168,772	$8,621	$(32,946)	$9,486	$1,440	$155,415
Stock-Based Compensation	—	—	850	—	—	—	—	850
Note Conversion	133,333	—	400	—	—	—	—	400
Option Exercise	60,000	—	186	—	—	—	—	186
Non controlling Interest	—	—	—	—	—	—	2,996	2,996
Net Profit	—	—	—	—	625	—	39	664
Other Comprehensive Profit
Foreign Currency Translation	—	—	—	—	—	34	—	34

Total Comprehensive Profit	—	—	—	—	—	—	—	698

Balance as of March 31, 2010	42,125,320	$42	$170,208	$8,621	$(32,321)	$9,520	$4,475	$160,545
Stock-Based Compensation	—	—	491	—	—	—	—	491
Option Exercise	20,000	—	23	—	—	—	—	23
Non controlling Interest	—	—	—	—	—	—	1	1
Net Profit	—	—	—	—	660	—	(62)	598
Other Comprehensive Profit
Foreign Currency Translation	—	—	—	—	—	715	—	715

Total Comprehensive Profit	—	—	—	—	—	—	—	1,313

Balance as of June 30, 2010	42,145,320	$42	$170,722	$8,621	$(31,661)	$10,235	$4,414	$162,373

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Profit (Loss)	$1,285	$(3,706)
Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided in Operating Activities:
Bad Debt and Obsolescence Expense	369	—
Depreciation and Amortization of Property and Equipment	1,516	1,153
Amortization of Intangible Assets and Inventory at Fair Value	1,961	1,772
Amortization of Debt Discount and Deferred Debt Issuance Costs	174	630
Stock-Based Compensation	1,341	1,184
Gain on Fair Value of Derivatives	—	(1,204)
Loss on Alliance BMP payment	300	—
Loss on Early Extinguishment of Debt	—	4,573
Equity Method Investment Income	—	(82)
Loss on Disposal of Asset	8	79
Non Controlling Interest	(23)	(16)
Decrease in Deferred Taxes	(300)	(223)
Increase in Accounts Receivable	(8,819)	(6,873)
Decrease in Notes Receivable	2,518	2,914
Decrease in Inventory	320	804
Decrease in Due to Related Parties	(128)	(1,132)
Increase in Other Receivables	(27)	(185)
Decrease (Increase) in Value Added Tax Receivable	88	(219)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(1,307)	305
Decrease in Accounts Payable	(1,437)	(2,195)
Decrease in Deferred Revenue	(80)	—
Increase in Accrued Expenses	1,328	1,025

Net Cash Used in Operating Activities	(913)	(1,396)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(603)	(1,861)
Payment for Land Use Rights	—	(901)
Investment in Shengda	—	(818)
Cash Recorded through Shengda Consolidation	700	—
Proceeds from Disposal of Alliance BMP	7,250	—

Net Cash Provided by (Used in) Investing Activities	7,347	(3,580)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	—	2,999
Net Proceeds from Long Term Debt Issuance	—	12,031
Retirement of Long Term Debt	—	(11,350)
Increase in Restricted Cash	—	(413)
Net Proceeds from Exercise of Warrants and Options	209	68
Net Payments on Note Payable	(5,969)	(5,407)

Net Cash Used in Financing Activities	(5,760)	(2,072)

Effect of exchange rate changes on cash	66	209

Net Increase (Decrease) in Cash and Equivalents	740	(6,839)

Cash and Equivalents, Beginning	21,544	15,740

Cash and Equivalents, Ending	$22,284	$8,901

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$2,774	$3,191
Interest	$1,881	$2,307
Non-Cash Investing and Financing Activities:
Conversion of Convertible Debt	$400	$—
Issuance of January Exchange Notes for 10% Notes	$—	$10,650
Issuance of March Exchange Notes for 10% Notes	$—	$1,000

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 of BMP Sunstone Corporation and Subsidiaries (collectively referred to as “the Company”, “we” or “our”) ) include the accounts of BMP Sunstone Corporation (the “Parent”) and its direct and indirect wholly-owned subsidiaries which it controls, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”), Dejee Company Limited, BMP Sunstone Corporation Beijing Representative Office, and, effective beginning January 1, 2010, Sunstone Shengda (Zhangjiakou) Pharmacy Co., Ltd. (formerly named Zhangjiakou Shengda Pharmaceutical Co., Ltd.) (“Shengda”) and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2009 and 2008, and for each of the three years for the periods ended December 31, 2009, 2008 and 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

With respect to the basis for consolidation, control is determined based on ownership rights, management control or, when applicable, based on whether the Company is considered to be the primary beneficiary of a variable interest entity. The Company’s interest in 20% to 50%-owned companies that are not controlled is accounted for using the equity method, unless the Company does not sufficiently influence the management of the investee. The Company’s 50% ownership in Shengda is included in our consolidation as we maintain management control. For investments in which the Company owns less than 20% of the voting shares or does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the companies in which it has an investment. Non-controlling interest represents the interest not owned by the Company, and is recorded for consolidated entities in which the Company owns less than 100% of the interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of three and six months ended June 30, 2010 and 2009, their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements: In December 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance which amends the Codification as a result of the FASB’s issuance of “Amendments to FASB Interpretation No. 46(R)” during June of 2009. This amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We have adopted this new guidance as of the required effective date of January 1, 2010 and the adoptions did not have any significant impact on our consolidated balance sheets, statements of operations or disclosures.

In January 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholders’ equity. The net income for both BMP Sunstone and the noncontrolling interests is included in “Net Income.” The “Net income (loss) attributable to noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to BMP Sunstone,” which will continue to be used to determine earnings per share. ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control. As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued new accounting guidance which amends “Compensation-Stock Compensation” and addresses the classification of share-based payment awards with an exercise price denominated in the currency of a market in which the underlying equity security trades. The update clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The objective of the amendments is to address the diversity in practice regarding such share-based payment awards. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2010. We are in the process of evaluating this new guidance and assessing its impact on the determination or reporting of our financial results.

In April 2010, the FASB issued new accounting guidance which amends “Revenue Recognition” and provides guidance on defining a milestone under “Revenue Recognition” and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The objective of the amendments is to provide guidance related to the use of the milestone method as authoritative guidance on this topic did not previously exist. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2010, the FASB issued new accounting guidance which amends “Receivables” and clarifies that modifications of loans that are accounted for within a pool under “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality” that are not accounted for within pools, which will continue to be subject to troubled debt restructuring accounting provisions. The objective of the amendments is to address the diversity in practice regarding such modifications. The amendments are effective for modifications of loans accounted for within pools under “Receivables- Loans and Debt Securities Acquired with Deteriorated Credit Quality” occurring in the first interim or annual period ending on or after July 15, 2010. We have evaluated this new guidance, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

2. Acquisitions:

Acquisition of Zhangjiakou Shengda Pharmaceutical Co., Ltd.

On December 19, 2008, Sunstone entered into an Equity Transfer Agreement with Beijing Penn Pharmaceutical Sci-Tech Development Co., Ltd. (“Beijing Penn”) to purchase 50% of the outstanding equity interests of Shengda for RMB 20.0 million (or $2,920,000 as of February 16, 2009) in cash. On February 16, 2009 we received the business license of Shengda and closed on the acquisition. Shengda has changed its name from Zhangjiakou Shengda Pharmaceutical Co., Ltd. to Sunstone Shengda (Zhangjiakou) Pharmaceutical Co., Ltd.

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

Pursuant to the Equity Transfer Agreement, the Company purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, the Company had become one of two shareholders of Shengda. The investment in Shengda was accounted for under the equity method of accounting. Our total investment in Shengda was $2,950,000 as of December 31, 2009, of which we had paid $2,925,000. There were no acquisition costs incurred during the years ended December 31, 2009 or 2008.

The following table summarizes the allocation of the purchase price for the proportionate share of Shengda’s net assets acquired at fair value.

		($ in thousands)
Purchase Price		$2,920
Less:	Fair value of identifiable assets
	Cash	398
	Accounts receivable	68
	Other receivable	84
	Prepaid expenses and other assets	38
	Inventory	512
	Fixed Assets	743

		1,843
Plus:	Fair value of liabilities assumed
	Accounts payable	275
	Accrued liabilities and other payables	432

		707

Excess of cost over fair value of net assets acquired		$1,784

The following is the relative fair value of the identifiable intangible assets.

	Weighted Average Amortization Period	December 31, 2009		Net Book Value
		Gross Carrying Amount	Accumulated Amortization
Intangible assets
Completed Technology	12 Years	$983	$75	$908
Trademark	12 Years	357	25	332
In Process Research and Development	16 Years	209	11	198
Customer Relationship	5 Years	192	99	93
GMP License	2 Years	43	18	25

Intangible Assets		$1,784	$228	$1,556

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 17, 2009 through June 30, 2009. Prior to purchase accounting adjustments, Shengda generated net income of $474,000 or $237,000 for our 50% equity ownership. The total of amortization and inventory write off for the period was $155,000 which resulted in equity method investment income of $82,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 17 through June 30, 2009	$237
Less adjustments of excess fair value:
Inventory sold	(61)
Depreciation and amortization expense on buildings and intangible assets, including land use rights	(94)

Total equity method investment income	$82

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as its representatives on the Board of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010 has management control of Shengda and has consolidated its 50% ownership interest effective January 1, 2010.

3. Segment Information:

The Company had three reportable segments for the three and six months ended June 30, 2010 and 2009: (i) Manufactured Products reportable segment which includes the operations of Sunstone and Shengda, (ii) Distribution Products reportable segment which includes the operations of Wanwei and Rongheng and (iii) Licensed Products reportable segment which includes the operations of BMP China.

Manufactured Products (Sunstone and Shengda)

The chief operating decision makers for the Manufactured Products segment are the General Managers of Sunstone and Shengda, whose function is to allocate resources to, and assess the performance of their respective businesses Sunstone and Shengda. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone and Shengda operate in high margin environments selling pediatric and women’s health pharmaceutical and nutritional products.

Distribution Products (Wanwei and Rongheng)

The chief operating decision makers for the Distribution Products segment are the General Managers of Wanwei and Rongheng, whose functions are to allocate resources to, and assess the performance of their respective businesses. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, are the primary business activities of Wanwei and Rongheng. Pharmaceutical Distribution operates in a high volume and low margin environment.

Wanwei and Rongheng distribute prescription pharmaceuticals, over-the-counter healthcare products and home healthcare supplies and equipment to a variety of healthcare providers.

Licensed Products (BMP China)

The chief operating decision maker for the Licensed Products segment is the General Manager of BMP China, whose function is to allocate resources to, and assess the performance of BMP China. This segment markets exclusively licensed prescription drugs nationwide to healthcare providers of prescription drugs.

The following tables present reportable segment information for the periods indicated:

	Revenue Three months ended June 30,		Revenue Six months ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Manufactured Products	$22,498	16,810	$47,902	$41,337
Distribution Products	18,457	15,758	32,074	30,516
Licensed Products	1,936	1,551	3,685	2,903
Eliminations	(2,028)	(1,636)	(3,782)	(3,010)

Total Revenue	$40,863	32,483	$79,879	$71,746

	Operating Income (Loss) Three months ended June 30,		Operating Income (Loss) Six months ended June 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Manufactured Products	$4,029	2,435	$9,922	$7,680
Distribution Products	196	(287)	128	(398)
Licensed Products	90	38	60	134
Corporate	(1,997)	(2,093)	(4,781)	(4,105)

Total Operating Profit	$2,318	93	$5,329	$3,311

4. Inventories:

Inventories by category as of June 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
	($ amount in thousands)
Raw materials	$2,972	$2,801
Work in process	963	816
Finished goods	6,526	6,194

Total inventories, net	$10,461	$9,811

5. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of June 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
	($ amounts in thousands)
Advance payments to Sunstone suppliers	$5,110	$3,774
Advance payments to Wanwei and Rongheng suppliers	1,380	1,693
Prepaid and other current assets	846	855

	$7,336	$6,322

6. Property and Equipment:

Property and equipment as of June 30, 2010 and December 31, 2009 consist of the following:

	Useful Lives	2010	2009
	($ amounts in thousands)
Buildings	20 Years	$18,946	$17,078
Machinery and equipment	5-10 Years	13,332	12,115
Furniture, fixtures and office equipment	2-10 Years	1,615	1,450
Motor Vehicles	5-10 Years	1,556	1,556
Leasehold Improvements	2-5 Years	583	581

		36,032	32,780
Less: Accumulated Depreciation		12,128	9,775
Add: Construction in Progress		7,588	7,962

		$31,492	$30,967

7. Goodwill:

Goodwill was recorded related to the acquisitions of Sunstone and Rongheng in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the three and six months ended June 30, 2010, goodwill increased $273,000 and $284,000, respectively, as a result of foreign currency fluctuation.

8. Accrued Expenses:

Accrued expenses as of June 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
Accrued salary and related expenses	$2,319	$2,423
Accrued taxes and related expenses	3,181	4,022
Accrued social welfare and related expenses	1,033	795
Accrued advertising	137	191
Accrued travel and entertainment	2,184	1,751
Accrued marketing	4,711	3,584
Accrued sales office expenses	3,777	3,032
Accrued interest expense	738	750
Accrued other	2,441	1,930

Total Accrued expenses	$20,521	$18,478

9. Earnings per Share:

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the respective periods:

	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares – Basic	42,145,100	41,538,978	42,054,676	41,154,170
Effect of dilutive securities
Stock options	930,625	808,182	965,845	756,641
Warrants	120,005	18,366	134,541	—
Convertible debt	7,866,667	8,333,333	7,866,667	4,964,273

Weighted-average shares – Diluted	51,062,397	50,698,859	51,021,729	46,875,084

For the three months ended June 30, 2010 and 2009, there were 2,677,162 and 2,857,215 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants that were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares. For the six months ended June 30, 2010 and 2009, there were 2,672,996 and 3,416,977 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants that were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

10. Stock-Based Compensation:

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007, provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four year period. Options granted under the Plan from 2005 through June 30, 2010 vest 25% after the first year of the date of grant and ratably each month over the remaining 36 month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24 month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time if required under the Plan, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30, 2010
Expected life (years)	5.0
Risk-free interest rate	2.41%
Expected volatility	65%
Expected dividend yield	0.00%

There were no options granted for the three months ended June 30, 2010. The weighted average estimated fair value of the options granted for the six months ended June 30, 2010 was $3.04. The weighted average estimated fair value of the options granted for the three and six months ended June 30, 2009 was $2.21.

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

A summary of the options issued by the Company for the six months ended June 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	3,446,232	$5.00
Granted	100,000	5.42
Exercised	80,000	2.61
Canceled	238,044	8.16

Outstanding on June 30, 2010	3,228,188	$4.84	5.77	$5,296,000

Exercisable on June 30, 2010	2,501,865	$4.38	5.06	$4,953,000

The total fair value of shares vested during the three months ended June 30, 2010 was $538,000. A summary of the status of the Company’s non-vested shares as of June 30, 2010 is presented below:

	Non-vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,063,249	$3.91
Granted	100,000	3.04
Vested	353,864	3.93
Canceled	83,062	4.14

Non-vested at June 30, 2010	726,323	$3.75

The unrecognized share-based compensation cost related to stock option expense at June 30, 2010 is $2,632,000 and will be recognized over a weighted average of 1.9 years.

11. Related Party Transactions:

On July 5, 2008, the Company acquired 63.3% of Rongheng. Based upon the Share Transfer and Capital Increase Agreement related to Rongheng, the Company agreed to a guarantee arrangement for the outstanding debt due to Rongheng International Trade Co. Ltd. of Orient International Holding Co. (“RHIT”) and Shanghai CAS Shenglongda Biotech Group Co, Ltd. (“Shenglongda”). The amounts due to RHIT and Shenglongda are summarized as follows:

Balance at June 30, 2010
($ in thousands)
Amounts due to related parties:
Due to RHIT	$925
Due to Shenglongda	390

$1,315

During the three and six months ended June 30, 2010, the Company leased office space in Beijing from an entity controlled by Zhijun Tong, a Company director, for $23,000 and $46,000, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements regarding derivative liabilities and accounting treatment thereof, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

BMP Sunstone Corporation, or the Company, a Delaware corporation, is a specialty pharmaceutical company with over-the-counter, or OTC, prescription drugs, manufacturing, marketing and distribution based in China. Through our subsidiaries, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, and Sunstone Shengda (Zhangjiakou) Pharmacy Co., Ltd. (formerly named Zhangjiakou Shengda Pharmaceutical Co., Ltd.), or Shengda, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China, services focused primarily on marketing and promotional services and distribution services. The Company, Sunstone, Shengda, BMP China, Wanwei and Rongheng are collectively referred to as “the Company,” “we” or “our”.

Financial Overview

Our future success will depend on the continued growth of Sunstone’s OTC and our licensed products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Through the acquisition of Shengda, we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect that the acquisition of Shengda will enrich our product brands and allow us to provide additional high, medium and low end drugs.

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as its representatives on the Board of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010 has management control of Shengda and has consolidated its 50% ownership interest effective January 1, 2010.

On July 9, 2010, the Company appointed Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as the Company’s President.

Liquidity and Capital Resources

Cash

As of June 30, 2010, we had unrestricted cash and cash equivalents of approximately $22.3 million which represented 8.8% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.

Cash Flow

We anticipate that our June 30, 2010 balance of approximately $22.3 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execute our business and strategic plans as currently conceived.

Net cash used in operating activities was $913,000 for the six months ended June 30, 2010. This amount reflected our profit of $1,285,000, increased by $5,346,000 in net non-cash charges including bad debt and obsolesce expense of $369,000 amortization of intangible assets of $1,961,000, amortization of debt discount, debt premium and debt issuance costs of $174,000, stock based compensation expense of $1,341,000 depreciation and amortization of equipment and leasehold improvements of $1,516,000, loss on Alliance BMP payment of $300,000, decrease in deferred taxes of $300,000, increase on loss on disposal of assets of $8,000, and a decrease in non controlling interest of $23,000. In addition, we generated $7,544,000 of operating cash as a result in changes in certain of our operating assets and liabilities during the six months ended June 30, 2010. The most significant changes were an increase in accrued expenses of $1,328,000 and decreases in Value Added Tax Receivable of $88,000, notes receivable of $2,518,000 and inventory of $320,000. Offsetting these changes were increases in accounts receivable of $8,819,000, prepaid and other current assets of $1,307,000 and other receivables of $27,000 and decreases due to related parties of $128,000, accounts payable of $1,437,000 and deferred revenues of $80,000.

Cash provided by investing activities was $7,347,000 which includes the proceeds from the disposal of Alliance BMP of $7,250,000, and cash received from the consolidation of Shengda of $700,000, reduced by the acquisition of property, plant and equipment of $603,000.

Net cash used in financing activities was $5,760,000, which consisted of the repayment of long term debt of $5,969,000 offset by proceeds from the exercise of options of $209,000.

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

Our significant accounting policies are described in Note 1 of these consolidated financial statements contained in this Quarterly Report on Form 10-Q. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2009 consolidated financial statements and also in Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Notes receivable

As of June 30, 2010 we had notes receivable of approximately $15.1 million which represented 5.9% of our total assets. Notes receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of June 30, 2010, all notes receivables were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
($ amounts in thousands)	2010	2009	2010	2009
Net Revenues	$40,863	$32,483	100.0%	100.0%
Cost of Sales	22,188	18,089	54.3%	55.7%

Gross Profit	18,675	14,394	45.7%	44.3%

Sales and Marketing Expenses	11,768	10,300	28.8%	31.7%
General and Administrative Expenses	4,589	4,001	11.2%	12.3%

Total Operating Expenses	16,357	14,301	40.0%	44.0%

Profit (Loss) From Operations	2,318	93	5.7%	0.3%
Other Income (Expense):
Interest Income	53	84	0.1%	0.3%
Interest Expense	(995)	(1,058)	-2.4%	-3.3%
Debt Issuance Cost Amortization	(109)	(97)	-0.3%	-0.3%
Equity Method Investment Income	—	65	—%	0.2%
Loss on Derivatives	—	(447)	—%	-1.4%

Total Other Income (Expense)	(1,051)	(1,453)	-2.6%	-4.5%

Profit (Loss) Before Provision for Income Taxes	1,267	(1,360)	3.1%	-4.2%
Provision for Income Taxes	669	372	1.6%	-1.1%

Net Profit (Loss)	$598	$(1,732)	1.5%	-5.3%

Net Revenues

Net revenue was approximately $40,863,000 for the three months ended June 30, 2010, as compared with approximately $32,483,000 for the three months ended June 30, 2009.

Revenue by product categories was as follows:

($ amounts in thousands)	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2010	2009
Manufactured Products (1)	$22,498	$16,810	$5,688	33.8%
Distribution Products	16,429	14,122	2,307	16.3%
Licensed Products	1,936	1,551	385	24.8%

	$40,863	$32,483	$8,380	25.8%

(1)	Revenue for the Manufactured Products segment includes Sunstone for three months ended June 30, 2010 and 2009 and Shengda for the three months ended June 30, 2010.

Manufactured Products. Manufactured revenues were $22,498,000 for the three months ended June 30, 2010, as compared to $16,810,000 for the three months ended June 30, 2009. For the three months ended June 30, 2010, the results include Sunstone and Shengda, as compared to the three months ended June 30, 2009, which only include the results of Sunstone. The top five Sunstone products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets, which collectively accounted for approximately 91.5% of Sunstone revenue for the three months ended June 30, 2010. The top five Sunstone products accounted for 83.8% of total revenue for the three months ended June 30, 2009. The top five Shengda products were Amoxicillin and Clavulanate Potassium Dispersible Tablets (2:1), Amoxicillin and Clavulanate Potassium Dispersible Tablets (4:1), Amoxicillin capsules, Cefradine capsules and Amoxicillin Clavulanate Potassium Tablets, which accounted for 65.1% of Shengda’s revenue for the three months ended June 30, 2010.

Distribution Products. Distribution revenue for the three months ended June 30, 2010 was $16,429,000, as compared to $14,122,000 for the three months ended June 30, 2009. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrocloride, which collectively accounted for 28.8% of Rongheng’s revenue for the three months ended June 30, 2010. For the three months ended June 30, 2009, Rongheng’s top five products accounted for 24.5% of total revenue. Wanwei’s top five products, excluding our licensed products, were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets and Jinlong Capsule, which collectively accounted for 35.7% of Wanwei’s revenue for the three months ended June 30, 2010. For the three months ended June 30, 2009, Wanwei’s top five products accounted for 38.2% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with thalassemia. Revenues totaled $1,936,000 for the three months ended June 30, 2010, as compared to $1,551,000 for the three months ended June 30, 2009, an increase of 24.8%. As of June 30, 2010 there were 742 and 554 hospitals selling Anpo and Propess respectively, versus 650 and 506 respectively, as of June 30, 2009. In addition, there were 34 hospitals selling Ferriprox as of June 30, 2010 versus 20 as of June 30, 2009.

Cost of Goods Sold:

Cost of goods sold was approximately $22,188,000 for the three months ended June 30, 2010, as compared with $18,089,000 for the three months ended June 30, 2009. The gross profit for the three months ended June 30, 2010 was 45.7%, as compared to 44.3% for the three months ended June 30, 2009.

($ amounts in thousands)	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2010	2009
Manufactured Products (1)
Revenues	$22,498	$16,810	$5,688	33.8%
Cost of Sales	6,363	4,115	2,248	54.6%

Gross Profit	$16,135	$12,695	$3,440	27.1%

Gross Margin %	71.7%	75.5%

Distribution Products
Revenues	$16,429	$14,122	$2,307	16.3%
Cost of Sales	15,139	13,395	1,744	13.0%

Gross Profit	$1,290	$727	$563	77.4%

Gross Margin %	7.9%	5.1%

Licensed Products
Revenues	$1,936	$1,551	$385	24.8%
Cost of Sales	686	579	107	18.5%

Gross Profit	$1,250	$972	$278	28.6%

Gross Margin %	64.6%	62.7%

Total
Revenues	$40,863	$32,483	$8,380	25.8%
Cost of Sales	22,188	18,089	4,099	22.7%

Gross Profit	$18,675	$14,394	$4,281	29.7%

Gross Margin %	45.7%	44.3%

(1)	Revenue and cost of goods sold for the Manufactured Products segment includes Sunstone for the three months ended June 30, 2010 and 2009 and Shengda for the three months ended June 30, 2010.

Manufactured Products. The gross profit for the three months ended June 30, 2010 of manufactured products was $16,135,000, which included $164,000 of amortization resulting from the Sunstone and Shengda acquisitions. The gross profit for the three months ended June 30, 2009 of manufactured products was $12,695,000, which included $115,000 of amortization resulting from the Sunstone acquisition. For the three months ended June 30, 2010, the results include Sunstone and Shengda, as compared to three months ended June 30, 2009, which only includes Sunstone. The gross profit for manufactured products was 71.7% for the three months ended June 30, 2010, as compared to 75.5% for the three months ended June 30, 2009. The reduction in gross margin was the result of including Shengda for the three months ended June 30, 2010 and increases in raw materials for Sunstone products.

Distribution Products. The gross profit for the three months ended June 30, 2010 for distribution products was $1,290,000, as compared to $727,000 for the three months ended June 30, 2009. The gross profit for distribution products was 7.9% for the three months ended June 30, 2010, as compared to 5.1% for the three months ended June 30, 2009. The increase in gross margin was the result of the Company’s decision to drop certain lower margin products.

Licensed Products. The gross profits for the three months ended June 30, 2010 licensed products was $1,250,000, as compared to $972,000 for the three months ended June 30, 2009. The gross margin for licensed products was 64.6% for the three months ended June 30, 2010, as compared to 62.7% for the three months ended June 30, 2009. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high-gross profit products.

Sales and Marketing Expenses:

Sales and marketing expenses were $11,768,000 for the three months ended June 30, 2010, as compared with $10,300,000 for the three months ended June 30, 2009. Sales and marketing expenses include Shengda for the three months ended June 30, 2010. Shengda was initially consolidated in results as of January 2010. Sales and marketing expenses as a percentage of net revenues decreased to 28.8% for the three months ended June 30, 2010, as compared to 31.7% for the three months ended June 30, 2009. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $10,119,000, or 86.0% of sales and marketing expenses, for the three months ended June 30, 2010, as compared to $9,212,000, or 89.4%, for the three months ended June 30, 2009. The most significant sales and marketing expense increases for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, are as follows: increases of television, newspaper and magazine advertising expenses of $380,000, business travel expenses of $1,516,000 and marketing expenses of $432,000; offsetting these increases was a decrease in sales office expenses of $1,355,000.

General and Administrative Expenses:

General and administrative expenses were approximately $4,589,000 for the three months ended June 30, 2010, as compared to $4,001,000 for the three months ended June 30, 2009. General and administrative expenses include Shengda for the three months ended June 30, 2010. Shengda was initially consolidated in results as of January 2010 and accounted for $405,000 of the $588,000 increase in general and administrative expenses. General and administrative expenses as a percentage of net revenues decreased to 11.2% for the three months ended June 30, 2010, as compared to 12.3% for the three months ended June 30, 2009.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $23,000 during the three months ended June 30, 2010 and $46,000 for the three months ended June 30, 2009. As of June 30, 2010, the unamortized debt premium amounted to $110,000. Total premium amortization was $30,000 for the three months ended June 30, 2010 and $38,000 for the three months ended June 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest from our long term debt financings. We had interest expense of $995,000 for the three months ended June 30, 2010 and $1,058,000 for the three months ended June 30, 2009.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $483,000 as of June 30, 2010, and $109,000 of debt issuance costs had been amortized for the three months ended June 30, 2010, as compared to $97,000 for the three months ended June 30, 2009.

Loss on Derivatives:

The loss on derivative liability is in connection with the warrants which were issued as part of the common stock issuance in February 2009. The loss on derivatives was $447,000 for the three months ended June 30, 2009.

Equity Method Investment Income:

For our 50% investment in Shengda that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the three months ended June 30, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired is referred to as equity method goodwill.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $334,000, or $167,000 for our 50% equity ownership. The total of amortization for the period was $102,000 which resulted in an equity method investment income of $65,000.

($ amounts in thousands)
Equity in earnings of Shengda for three months ended June 30, 2009	$167
Less adjustments of excess fair value:
Inventory sold	(8)
Depreciation and amortization expense of buildings and intangible assets, including land use rights.	(94)

Total equity method investment income	$65

Income Taxes

For the three months ended June 30, 2010, we recognized $669,000 of income tax expense on profit before income taxes of $1,267,000. This compared to income tax expense for the three months ended June 30, 2009 of $372,000 on loss before income taxes of $1,360,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
($ amounts in thousands)	2010	2009	2010	2009
Net Revenues	$79,879	$71,746	100.0%	100.0%
Cost of Sales	40,212	36,694	50.3%	51.1%

Gross Profit	39,667	35,052	49.7%	48.9%

Sales and Marketing Expenses	23,938	23,811	30.0%	33.2%
General and Administrative Expenses	10,400	7,930	13.0%	11.1%

Total Operating Expenses	34,338	31,741	43.0%	44.3%

Profit (Loss) From Operations	5,329	3,311	6.7%	4.6%
Other Income (Expense):
Interest Income	100	108	0.1%	0.2%
Interest Expense	(2,347)	(2,475)	-2.9%	-3.4%
Debt Issuance Cost Amortization	(235)	(225)	-0.3%	-0.3%
Equity Method Investment Income	—	82	—%	0.1%
Loss on Early Extinguishment of Debt	—	(4,573)	—%	-6.4%
Gain on Derivatives	—	1,204	—%	1.7%

Total Other Income (Expense)	(2,482)	(5,879)	-3.1%	-8.1%

Profit (Loss) Before Provision for Income Taxes	2,847	(2,568)	3.6%	-3.5%
Provision for Income Taxes	1,585	1,154	2.0%	-1.6%

Net Profit (Loss)	$1,262	$(3,722)	1.6%	-5.1%

Net Revenues

Net revenue was approximately $79,879,000 for the six months ended June 30, 2010, as compared with approximately $71,746,000 for the six months ended June 30, 2009.

Revenue by product categories was as follows:

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)	$47,902	$41,337	$6,565	15.9%
Distribution Products	28,292	27,506	786	2.9%
Licensed Products	3,685	2,903	782	26.9%

	$79,879	$71,746	$8,133	11.3%

(1)	Revenue for the Manufactured Products segment includes Sunstone for six months ended June 30, 2010 and 2009 and Shengda for the six months ended June 30, 2010.

Manufactured Products. Manufactured revenues were $47,902,000 for the six months ended June 30, 2010, as compared to $41,337,000 for the six months ended June 30, 2009. For the six months ended June 30, 2010, the results include Sunstone and Shengda, as compared to the six months ended June 30, 2009, which only include the results of Sunstone. The top five Sunstone products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Confort Pessaries, Pediatric Kechuanling Oral Solution and Pidotimod Tablets which collectively accounted for approximately 92.1% of Sunstone’s revenue for the six months ended June 30, 2010. The top five products accounted for 87.5% of total revenue for the six months ended June 30, 2009. The top five Shengda products were Amoxicillin and Clavulanate Potassium Dispersible Tablets (2:1), Amoxicillin and Clavulanate Potassium Dispersible Tablets (4:1), Amoxicillin capsules, Cefradine capsules and Amoxicillin Clavulanate Potassium Tablets which accounted for 68.1% of Shengda’s revenue for the six months ended June 30, 2010.

Distribution Products. Distribution revenue for the six months ended June 30, 2010 was $28,292,000, as compared to $27,506,000 for the six months ended June 30, 2009. The small increase in distribution revenue was the result of the Company’s decision to drop certain products and the delay in bidding in Beijing for new hospital contracts. Rongheng’s top five products were Selenious Yeast Tablets, Iohexol, Gemcitabine Hydrochloride, Almitrine and Raubasine compound and Cefotiam Hydrocloride, which collectively accounted for 28.8% of Rongheng’s revenue for the six months ended June 30, 2010. For the six months ended June 30, 2009, Rongheng’s top five products accounted for 24.5% of total revenue. Wanwei’s top five products excluding our licensed products were Xingnaojing, Glurenorm, Xuebijing, Ferrous Succinate Tablets and Jinlong Capsule, which collectively accounted for 37.2% of Wanwei’s revenue for the six months ended June 30, 2010. For the six months ended June 30, 2009, Wanwei’s top five products accounted for 36.8% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with thalassemia. Revenues totaled $3,685,000 for the six months ended June 30, 2010, as compared to $2,903,000 for the six months ended June 30, 2009, an increase of 26.9%. As of June 30, 2010 there were 742 and 554 hospitals selling Anpo and Propess respectively, versus 650 and 506, respectively, as of June 30, 2009. In addition, there were 34 hospitals selling Ferriprox as of June 30, 2010 versus 20 as of June 30, 2009.

Cost of Goods Sold:

Cost of goods sold was approximately $40,212,000 for the six months ended June 30, 2010, as compared with $36,694,000 for the six months ended June 30, 2009. The gross profit for the six months ended June 30, 2010 was 49.7%, as compared to 48.9% for the six months ended June 30, 2009.

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)
Revenues	$47,902	$41,337	$6,565	15.9%
Cost of Sales	12,785	9,856	2,929	29.7%

Gross Profit	$35,117	$31,481	$3,636	11.6%

Gross Margin %	73.3%	76.2%

Distribution Products
Revenues	$28,292	$27,506	$786	2.9%
Cost of Sales	26,095	25,690	405	1.6%

Gross Profit	$2,197	$1,816	$381	21.0%

Gross Margin %	7.8%	6.6%

Licensed Products
Revenues	$3,685	$2,903	$782	26.9%
Cost of Sales	1,332	1,148	184	16.0%

Gross Profit	$2,353	$1,755	$598	34.1%

Gross Profit %	63.9%	60.5%

Total
Revenues	$79,879	$71,746	$8,113	11.3%
Cost of Sales	40,212	36,694	3,518	9.6%

Gross Profit	$39,667	$35,052	$4,615	13.2%

Gross Margin %	49.7%	48.9%

(1)	Revenue and cost of goods sold for the Manufactured Products segment includes Sunstone for the six months ended June 30, 2010 and 2009 and Shengda for the six months ended June 30, 2010.

Manufactured Products. The gross profit for the six months ended June 30, 2010 of manufactured products was $35,117,000, which included $328,000 of amortization resulting from the Sunstone and Shengda acquisitions. The gross profit for the six months ended June 30, 2009 of manufactured products was $31,481,000, which included $230,000 of amortization resulting from the Sunstone acquisition. For the six months ended June 30, 2010, the results include Sunstone and Shengda, as compared to six months ended June 30, 2009, which only includes Sunstone. The gross profit for manufactured products was 73.3% for the six months ended June 30, 2010, as compared to 76.2% for the six months ended June 30, 2009. The reduction in gross margin was the result of including Shegda for the six months ended June 30, 2010 and increases in raw materials for Sunstone products.

Distribution Products. The gross profit for the six months ended June 30, 2010 for distribution products was $2,197,000, as compared to $1,816,000 for the six months ended June 30, 2009. The gross profit for distribution products was 7.8% for the six months ended June 30, 2010, as compared to 6.6% for the six months ended June 30, 2009.

Licensed Products. The gross profits for the six months ended June 30, 2010 licensed products was $2,353,000, as compared to 1,755,000 for the six months ended June 30, 2009. The gross margin for licensed products was 63.9% for the six months ended June 30, 2010, as compared to 60.5% for the six months ended June 30, 2009. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high-gross profit products.

Sales and Marketing Expenses:

Sales and marketing expenses were $23,938,000 for the six months ended June 30, 2010, as compared with $23,811,000 for the six months ended June 30, 2009. Sales and marketing expenses include Shengda for the six months ended June 30, 2010. Shengda was initially consolidated in results as of January 2010. Sales and marketing expenses as a percentage of net revenues decreased to 30.0% for the six months ended June 30, 2010, as compared to 33.2% for the six months ended June 30, 2009. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $20,680,000, or 86.4% of sales and marketing expenses, for the six months ended June 30, 2010, as compared to $21,087,000, or 88.6%, for the six months ended June 30, 2009. The most significant sales and marketing expense increases for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 are as follows: business travel of $2,610,000, salary and commissions of $533,000, consulting of $152,000 and amortization of $125,000; offsetting these increases were decreases in sales office expenses of $2,480,800 and advertising expenses of $1,314,000.

General and Administrative Expenses:

General and administrative expenses were approximately $10,400,000 for the six months ended June 30, 2010, as compared to $7,930,000 for the six months ended June 30, 2009. General and administrative expenses include Shengda for the six months ended June 30, 2010. Shengda was initially consolidated in results as of January 2010 and accounted for $518,000 of the $2,470,000 increase in general and administrative expenses. General and administrative expenses as a percentage of net revenues increased to 13.0% for the six months ended June 30, 2010, as compared to 11.1% for the six months ended June 30, 2009. The most significant general and administrative increases were salary and related expenses of $1,296,000, research and development of $275,000, professional fees of $350,000, stock compensation expense of $155,000 and depreciation of $126,000.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $39,000 during the six months ended June 30, 2010 and $63,000 for the six months ended June 30, 2009. As of June 30, 2010, the unamortized debt premium amounted to $110,000. Total premium amortization was $61,000 for the six months ended June 30, 2010 and $45,000 for the six months ended June 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest from our long term debt financings. We had interest expense of $2,347,000 for the six months ended June 30, 2010 and $2,475,000 for the six months ended June 30, 2009, of which total amortization of debt discount was $450,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we received the remaining balance from Alliance BMP. The company recorded $300,000 discount on the early receipt of the cash.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $483,000 as of June 30, 2010, and $235,000 of debt issuance costs had been amortized for the six months ended June 30, 2010, as compared to $225,000 for the six months ended June 30, 2009.

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

Income Taxes

For the six months ended June 30, 2010, we recognized $1,585,000 of income tax expense on profit before income taxes of $2,847,000. This compared to income tax expense for the six months ended June 30, 2009 of $1,154,000 on loss before income taxes of $2,497,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Rate Sensitivity

We are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation because our operations are in China. This exposure arises from the translation of financial statements of our foreign subsidiaries Sunstone, Shengda, BMP China, Wanwei and Rongheng, from RMB, the functional currency of China, into United States dollars, our functional currency. For additional information on the risks associated with the RMB, see Item 1A “Risk Factors — Risks Related to Doing Business in China — Fluctuations in the Chinese Renminbi could adversely affect our results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of June 30, 2010, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax profit of approximately $0.9 million. This hypothetical reduction on transactional exposure is based on the difference between June 30, 2010 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10% unfavorable change in the applicable foreign exchange rates. As of June 30, 2010, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $18.5 million or 11.7% of our June 30, 2010 shareholder equity of $158.1 million.

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

BMP SUNSTONE Corporation

Date: August 9, 2010	/s/ DAVID GAO
David Gao Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)