Form 10-Q
period 2010-09-30
BMP Sunstone CORP
filed 2010-11-09
CIK 1281696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of common stock of BMP Sunstone Corporation outstanding as of November 5, 2010 was 42,743,163.

BMP SUNSTONE CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

Part II. OTHER INFORMATION
Item 1A. Risk Factors	33
Item 6. Exhibits	34
SIGNATURES	35

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and Cash Equivalents	$16,769	$21,544
Restricted Cash	1,125	1,125
Notes Receivable	17,781	17,541
Accounts Receivable, net of allowance for doubtful accounts of $874 and $481	51,623	37,752
Inventory, net of allowance for obsolescence of $165 and $98	10,207	9,811
Receivable from Alliance Unichem	—	7,550
Other Receivables	3,492	3,648
VAT Receivable	962	1,093
Prepaid Expenses and Other Current Assets	7,393	6,322

Total Current Assets	109,352	106,386
Property and Equipment, net	31,695	30,967
Investment in Shengda	—	2,950
Investments at Cost	373	146
Goodwill	71,438	70,033
Other Assets	143	405
Land Use Rights, net of accumulated amortization	3,011	2,860
Intangible Assets, net of accumulated amortization	39,636	38,508

Total Assets	$255,648	$252,255

Liabilities and Equity
Current Liabilities:
Notes Payable and Bank Borrowings	$25,323	$6,406
Accounts Payable	26,800	24,465
Due to Related Parties	1,336	1,437
Deferred Revenue	130	208
Accrued Expenses	22,954	18,478

Total Current Liabilities	76,543	50,994

Long-Term Debt, including debt premium	6,718	36,749
Deferred Taxes	8,848	9,097

Total Liabilities	$92,109	$96,840

Commitments and Contingencies	—	—

Equity:
Common Stock, $.001 Par Value; 75,000,000 Shares Authorized as of September 30, 2010 and December 31, 2009; 42,170,320 and 41,931,987 Shares Issued and Outstanding as of September 30, 2010 and December 31, 2009, respectively	42	42
Additional Paid in Capital	172,076	168,772
Common Stock Warrants	8,621	8,621
Accumulated Deficit	(32,923)	(32,946)
Accumulated Other Comprehensive Income	12,908	9,486

Total BMP Sunstone Corporation Stockholders’ Equity	$160,724	$153,975

Non Controlling Interest	2,815	1,440

Total Liabilities and Equity	$255,648	$252,255

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in $ thousands except per share amounts)		(in $ thousands except per share amounts)
Net Revenues:
Third Parties	$44,858	$33,358	$124,737	$101,001
Related Parties	—	268	—	4,370

Total Revenues	44,858	33,626	124,737	105,371
Cost of Goods Sold	28,583	17,950	68,795	54,643

Gross Profit	16,275	15,676	55,942	50,728

Sales and Marketing Expenses	11,136	9,811	35,074	33,622
General and Administrative Expenses	5,070	4,825	15,470	12,755

Total Operating Expenses	16,206	14,636	50,544	46,377

Profit From Operations	69	1,040	5,398	4,351

Other Income (Expense):
Interest Income	46	52	146	159
Interest Expense	(894)	(895)	(3,241)	(3,369)
Debt Issuance Cost Amortization	(115)	(101)	(350)	(326)
Equity Method Investment Income	—	107	—	189
Loss on Early Extinguishment of Debt	—	—	—	(4,573)
Gain (Loss) on Derivatives	—	—	—	1,204

Total Other Expense	(963)	(837)	(3,445)	(6,716)

Profit (Loss) Before Provision For Income Taxes	(894)	203	1,953	(2,365)
Provision For Income Taxes	398	430	1,983	1,583

Net Loss	$(1,292)	$(227)	$(30)	$(3,948)

Less: Net Loss Attributable to Non Controlling Interest	30	19	53	35

Net Profit (Loss) Attributable to BMP Sunstone	$(1,262)	$(208)	$23	$(3,913)

Basic and Fully-Diluted Profit (Loss) Per Share Attributable to BMP Sunstone	$(0.03)	$(0.01)	$0.00	$(0.10)

Basic Weighted-average Shares Outstanding	42,146	41,559	42,085	41,291

Fully Diluted Weighted-average Shares Outstanding	51,343	50,831	51,126	48,184

See notes to condensed consolidated financial statements

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)

	Number of Shares	$.001 Par Value	Additional Paid-in Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income Foreign Currency Translation	Non Controlling Interest	Total Stockholder’s Equity
Balance as of December 31, 2009	41,931,987	$42	$168,772	$8,621	$(32,946)	$9,486	$1,440	$155,415
Stock-Based Compensation	—	—	850	—	—	—	—	850
Note Conversion	133,333	—	400	—	—	—	—	400
Option Exercise	60,000	—	186	—	—	—	—	186
Non controlling Interest	—	—	—	—	—	—	2,996	2,996
Net Profit	—	—	—	—	625	—	39	664
Other Comprehensive Profit
Foreign Currency Translation	—	—	—	—	—	34	—	34

Total Comprehensive Profit	—	—	—	—	—	—	—	698

Balance as of March 31, 2010	42,125,320	$42	$170,208	$8,621	$(32,321)	$9,520	$4,475	$160,545
Stock-Based Compensation	—	—	491	—	—	—	—	491
Option Exercise	20,000	—	23	—	—	—	—	23
Non controlling Interest	—	—	—	—	—	—	1	1
Net Profit	—	—	—	—	660	—	(62)	598
Other Comprehensive Profit
Foreign Currency Translation	—	—	—	—	—	715	—	715

Total Comprehensive Profit	—	—	—	—	—	—	—	1,313

Balance as of June 30, 2010	42,145,320	$42	$170,722	$8,621	$(31,661)	$10,235	$4,414	$162,373
Stock-Based Compensation	—	—	466	—	—	—	—	466
Note Conversion	25,000	—	75	—	—	—	—	75
Non controlling Interest	—	—	813	—	—	—	(1,569)	(756)
Net Loss	—	—	—	—	(1,262)	—	(30)	(1,292)
Other Comprehensive Profit
Foreign Currency Translation	—	—	—	—	—	2,673	—	2,673

Total Comprehensive Profit	—	—	—	—	—	—	—	1,381

Balance as of September 30, 2010	42,170,320	$42	$172,076	$8,621	$(32,923)	$12,908	$2,815	$163,539

See notes to condensed consolidated financial statements.

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)

	For the nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Profit (Loss)	$23	$(3,913)
Adjustments to Reconcile Net Profit (Loss) to Net Cash Provided in Operating Activities:
Bad Debt and Obsolescence Expense	391	—
Depreciation and Amortization of Property and Equipment	2,318	1,745
Amortization of Intangible Assets and Inventory at Fair Value	3,006	2,658
Amortization of Debt Discount and Deferred Debt Issuance Costs	260	695
Stock-Based Compensation	1,807	1,784
Gain on Fair Value of Derivatives	—	(1,204)
Loss on Alliance BMP payment	300	—
Loss on Early Extinguishment of Debt	—	4,573
Equity Method Investment Income	—	(189)
Loss on Disposal of Asset	453	139
Non Controlling Interest	(53)	(35)
Decrease in Deferred Taxes	(430)	(369)
Increase in Accounts Receivable	(12,077)	(11,547)
Decrease in Notes Receivable	122	5,237
Decrease in Inventory	765	1,463
Decrease in Due to Related Parties	(129)	(236)
Decrease (Increase) in Other Receivables	87	(616)
Decrease (Increase) in Value Added Tax Receivable	152	(136)
Increase in Prepaid Expenses and Other Current Assets	(1,089)	(205)
Increase (Decrease) in Accounts Payable	840	(3,029)
Decrease in Deferred Revenue	(80)	—
Increase in Accrued Expenses	3,411	1,253

Net Cash Provided (Used) in Operating Activities	77	(1,932)

Cash Flows from Investing Activities:
Acquisition of Property and Equipment	(1,525)	(5,908)
Payment for Land Use Rights	—	(901)
Investment in Shengda	(745)	(1,637)
Cash Recorded through Shengda Consolidation	700	—
Proceeds from Disposal of Alliance BMP	7,250	7,543

Net Cash Provided (Used) in Investing Activities	5,680	(903)

Cash Flows from Financing Activities:
Net Proceeds from Common Stock Issuance	—	2,999
Net Proceeds from Long Term Debt Issuance	—	12,031
Retirement of Long Term Debt	—	(11,350)
Increase in Restricted Cash	—	(413)
Net Proceeds from Exercise of Warrants and Options	209	73
Net Payments on Note Payable	—	—
Net Payments on bank borrowings	(10,753)	(3,069)

Net Cash Provided (Used) in Financing Activities	(10,544)	271

Effect of exchange rate changes on cash	12	6

Net Decrease in Cash and Equivalents	(4,775)	(2,558)

Cash and Equivalents, Beginning	21,544	15,740

Cash and Equivalents, Ending	$16,769	$13,182

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Years for:
Income Taxes	$4,326	$3,394
Interest	$2,762	$2,636
Non-Cash Investing and Financing Activities:
Conversion of Convertible Debt	$475	$—
Issuance of January Exchange Notes for 10% Notes	$—	$10,650
Issuance of March Exchange Notes for 10% Notes	$—	$1,000

BMP SUNSTONE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 of BMP Sunstone Corporation and its subsidiaries (collectively referred to as “BMP Sunstone,” “the Company”, “we” or “our”) include the accounts of BMP Sunstone Corporation and its direct and indirect wholly owned subsidiaries which it controls, Beijing Medpharm Co. Ltd. (“BMP China”), Beijing Wanwei Pharmaceutical Co., Ltd. (“Wanwei”), Sunstone China Limited (“Sunstone China”), the 100% owner of Sunstone (Tangshan) Pharmaceutical Co., Ltd (“Sunstone”), Shanghai Rongheng Pharmaceutical, Ltd (“Rongheng”), Dejee Company Limited, BMP Sunstone Corporation Beijing Representative Office, and, effective beginning January 1, 2010, Sunstone Shengda (Zhangjiakou) Pharmacy Co., Ltd. (formerly named Zhangjiakou Shengda Pharmaceutical Co., Ltd.) (“Shengda”), and should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company as of December 31, 2009 and 2008, and for each of the three years for the periods ended December 31, 2009, 2008 and 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting principally of normal recurring adjustments, necessary for a fair presentation of the Company’s interim results. Certain information and footnote disclosures required for complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Earnings Per Share: The Company calculates basic earnings per share based on the weighted-average number of outstanding common shares. The Company calculates diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and warrants. Common stock equivalents have been excluded from the diluted per share calculations as of three and nine months ended September 30, 2010 and 2009, in instances when their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements: In December 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance which amends the Codification as a result of the FASB’s issuance of “Amendments to FASB Interpretation No. 46(R)” during September of 2009. This amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We have adopted this new guidance as of the required effective date of January 1, 2010 and the adoptions did not have any significant impact on our consolidated balance sheets, statements of operations or disclosures.

In January 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) (“ASC 810”). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholders’ equity. The net income for both BMP Sunstone and the noncontrolling interests is included in “Net Income.” The “Net income (loss) attributable to noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to BMP Sunstone,” which will continue to be used to determine earnings per share. ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control. As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which amends “Fair Value Measurements and Disclosures” that will require more robust disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are in the process of evaluating this new guidance and assessing its impact on the determination or reporting of our financial results.

In February 2010, the FASB issued new accounting guidance which defers the effective date of the amendments to the “Consolidation” Topic to a reporting entity’s interest in certain types of entities and clarifies other aspects of the “Consolidation” amendments. As a result of the deferral, a reporting entity will not be required to apply the new amendments to the “Consolidation” Topic’s requirements to its interest in an entity that meets the criteria to qualify for the deferral. This update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining when a decision maker or service provider fee represents a variable interest. In addition, the update also clarifies that a quantitative calculation should not be the only basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. We have evaluated this new guidance and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2010, the FASB issued new accounting guidance which codifies an SEC Staff Announcement relating to accounting for certain tax effects within the “Income Taxes” Topic from the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. We have evaluated this new guidance and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In April 2010, the FASB issued new accounting guidance which amends “Revenue Recognition” and provides guidance on defining a milestone under “Revenue Recognition” and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The objective of the amendments is to provide guidance related to the use of the milestone method as authoritative guidance on this topic did not previously exist. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after September 15, 2010. We have evaluated this new guidance and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In April 2010, the FASB issued new accounting guidance which amends “Receivables” and clarifies that modifications of loans that are accounted for within a pool under “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality” that are not accounted for within pools, which will continue to be subject to troubled debt restructuring accounting provisions. The objective of the amendments is to address the diversity in practice regarding such modifications. The amendments are effective for modifications of loans accounted for within pools under “Receivables- Loans and Debt Securities Acquired with Deteriorated Credit Quality” occurring in the first interim or annual period ending on or after July 15, 2010. We have evaluated this new guidance and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In July 2010, the FASB issued new accounting guidance which amends “Receivables” and enhances the disclosures about the credit quality of financial receivables and the allowance for credit losses. The guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The objective of the amendments is to assist financial statement users in assessing an entity’s credit risk exposures and its allowance for credit losses. The amendments are effective on a prospective basis for fiscal years and interim periods ending on or after December 15, 2010. We have evaluated this new guidance and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

The purchase price was paid in installments as follows:

•	RMB 6.0 million (or $875,000 as of December 31, 2008) was payable within 15 business days following the signing of the Equity Transfer Agreement and was paid as of December 31, 2008; and

•

RMB 14.0 million (or $2,050,000 as of December 30, 2009) was payable in five equal installments on the second, fourth, sixth, eighth and tenth month anniversary following the closing of the transactions contemplated by the Equity Transfer Agreement and was paid in full as of December 31, 2009.

Pursuant to the Equity Transfer Agreement, Sunstone purchased 50% of the outstanding equity interests of Shengda from Beijing Penn. Shengda is a Sino-foreign joint venture corporation with a contract period of 30 years. Following the transactions as completed by the Equity Transfer Agreement, Sunstone became one of two shareholders of Shengda. The investment in Shengda was accounted for under the equity method of accounting. Our total investment in Shengda was $2,950,000 as of December 31, 2009, of which we had paid $2,925,000. There were no acquisition costs incurred during the years ended December 31, 2009 or 2008.

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

The intangible assets are being amortized over estimated useful lives as described above from the date of the acquisition and recorded against our equity in earnings. The following table provides a reconciliation of our equity method investment income for the period February 17, 2009 through September 30, 2009. Prior to purchase accounting adjustments, Shengda generated net income of $812,000, or $406,000 for our 50% equity ownership. The total of amortization and inventory write off for the period was $217,000, which resulted in equity method investment income of $189,000.

Reconciliation of Equity Method Investment Income:

($ in thousands)
Equity in earnings of Shengda for the period
February 17 through September 30, 2009	$406
Less adjustments of excess fair value:
Inventory sold	61
Depreciation and amortization expense on buildings and intangible assets, including land use rights	156

Total equity method investment income	$189

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as its representatives on the board of directors of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010, has management control of Shengda and has consolidated its initial 50% ownership interest effective January 1, 2010.

On August 25, 2010, Sunstone entered into an Equity Transfer Contract with Zhang Jiakou Pharmaceutical Group, Ltd., whereby Sunstone would pay RMB 5,080,000 for an incremental 25% equity interest in Shengda. The Office of Commerce Bureau of Zhang JiaKou City approved the related joint venture contract and bylaw amendment on August 30, 2010. On September 15, 2010, the Company received a business license from The Office of Commerce Bureau of Zhang JiaKou City permitting the Company to operate.

Based upon the above changes in equity interest, and its continued management control of Shengda, the Company will consolidate its 50%-ownership interest for the period between January 1, 2010 and September 15, 2010; and its 75%-ownership interest for the period between September 15, 2010 and September 30, 2010.

The following represents the change in the Company’s ownership interest in Shengda due to the transaction above:

($ amounts in thousands)	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Net Income (Loss) attributable to the Company:	$(1,262)	$23
Transfers (to) from Non Controlling
Increase in the Company’s paid in capital for purchase of 25% equity interest in non controlling interest	813	813

Net Transfer (to) from Non Controlling interest	813	813

Change from Net Income (Loss) attributable to the Company and transfers (to) from Non Controlling entity	$(449)	$836

3. Segment Information:

The Company had three reportable segments for the three and nine months ended September 30, 2010 and 2009: (i) Manufactured Products reportable segment which includes the operations of Sunstone and Shengda, (ii) Distribution Products reportable segment which includes the operations of Wanwei and Rongheng and (iii) Licensed Products reportable segment which includes the operations of BMP China.

Manufactured Products (Sunstone and Shengda)

The chief operating decision makers for the Manufactured Products segment are the General Managers of Sunstone and Shengda, whose functions are to allocate resources to, and assess the performance of, their respective businesses. This segment primarily manufactures and sells branded products into the retail pharmacy supply chain. Sunstone and Shengda operate in high-margin environments selling pediatric and women’s health pharmaceutical and nutritional products.

Distribution Products (Wanwei and Rongheng)

The chief operating decision makers for the Distribution Products segment are the General Managers of Wanwei and Rongheng, whose functions are to allocate resources to, and assess the performance of, their respective businesses. This segment services both pharmaceutical manufacturers and healthcare providers in the pharmaceutical supply channel. The warehousing and distribution of pharmaceutical drugs, which are purchased from the same suppliers, are the primary business activities of Wanwei and Rongheng. This segment operates in a high-volume and low-margin environment.

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

The following tables present reportable segment information for the periods indicated:

	Revenue Three months ended September 30,		Revenue Nine months ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Manufactured Products	$19,652	$17,054	$67,555	$58,390
Distribution Products	25,559	16,644	57,633	47,160
Licensed Products	4,055	1,412	7,739	4,315
Eliminations	(4,408)	(1,484)	(8,190)	(4,494)

Total Revenue	$44,858	$33,626	$124,737	$105,371

	Operating Income (Loss) Three months ended September 30,		Operating Income (Loss) Nine months ended September 30,
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Manufactured Products	$1,626	$2,770	$11,548	$10,450
Distribution Products	103	(96)	196	(184)
Licensed Products	(99)	69	(113)	118
Corporate	(1,713)	(1,796)	(6,494)	(5,900)
Eliminations	152	93	261	(133)

Total Operating Profit	$69	$1,040	5,398	$4,351

4. Inventories:

Inventories by category as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	($ amount in thousands)
Raw materials	$3,256	$2,801
Work in process	311	816
Finished goods	6,640	6,194

Total inventories, net	$10,207	$9,811

5. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	($ amounts in thousands)
Advance payments to Sunstone suppliers	$5,247	$3,774
Advance payments to Wanwei and Rongheng suppliers	1,247	1,693
Prepaid and other current assets	899	855

	$7,393	$6,322

6. Property and Equipment:

Property and equipment as of September 30, 2010 and December 31, 2009 consist of the following:

	Useful Lives	September 30, 2010	December 31, 2009
	($ amounts in thousands)
Buildings	20 Years	$19,850	$17,078
Machinery and equipment	5-10 Years	12,666	12,115
Furniture, fixtures and office equipment	2-10 Years	1,568	1,450
Motor Vehicles	5-10 Years	1,565	1,556
Leasehold Improvements	2-5 Years	669	581

		36,318	32,780
Less: Accumulated Depreciation		12,123	9,775
Add: Construction in Progress		7,500	7,962

		$31,695	$30,967

The company has entered into construction and equipment contracts for Taiyangshi Fly Tangshan Pharmaceutical Co., Ltd (“Yutian”). The equipment commitments which total $816,000 are payable when the equipment is delivered. The construction commitments which total $7,971,000 are payable when the construction is completed.

7. Goodwill:

Goodwill was recorded related to the acquisitions of Sunstone and Rongheng in RMB. For financial statement reporting, we translate our financial statements into US dollars. For the three and nine months ended September 30, 2010, goodwill increased $1,121,000 and $1,405,000, respectively, as a result of foreign currency fluctuation.

8. Long Term Debt

On July 2, 2010, the Company entered into a RMB 45,000,000 ($6,647,000 as of July 2, 2010) loan agreement with the Bank of Hebei in China. The loan matures on April 25, 2013 with a 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan agreement does not contain any covenants. As of September 30, 2010, RMB 45,000,000 (or $6,718,000) is outstanding and is due April 25, 2013.

9. Accrued Expenses:

Accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Accrued salary and related expenses	$2,439	$2,423
Accrued taxes and related expenses	2,956	4,022
Accrued social welfare and related expenses	1,147	795
Accrued travel and entertainment	3,343	1,751
Accrued marketing	4,158	3,584
Accrued sales office expenses	4,108	3,032
Accrued interest expense	737	750
Accrued other	4,066	2,121

Total Accrued expenses	$22,954	$18,478

10. Earnings per Share:

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the respective periods:

	Three months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares – Basic	42,145,592	41,558,919	42,085,314	41,290,569
Effect of dilutive securities
Stock options	1,135,859	878,969	1,030,518	788,980
Warrants	220,237	59,917	168,110	5,309
Convertible debt	7,841,667	8,333,333	7,841,667	6,099,634

Weighted-average shares – Diluted	51,343,355	50,831,138	51,125,609	48,184,492

For the three months ended September 30, 2010 and 2009, there were 2,560,694 and 2,845,148 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants that were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares. For the nine months ended September 30, 2010 and 2009, there were 2,571,318 and 2,859,375 shares, respectively, of the Company’s ordinary shares attributable to the stock options and warrants that were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

11. Stock-Based Compensation:

The Company’s 2007 Omnibus Equity Compensation Plan (the “Plan”) which merged with the Company’s 2004 Stock Incentive Plan as of April 26, 2007, provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards to all employees (including employees who are directors or officers), non-employee directors, consultants and independent contractors of the Company and its affiliates. The Plan authorizes the issuance of up to 5,000,000 shares of the Company’s common stock, subject to adjustment, and provides that no more than 400,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. The Plan also provides that no more than 100,000 shares of common stock, subject to adjustment, may be awarded to any one individual in any calendar year if the value of the award is not based solely on an increase in the value of shares of the Company’s common stock after the date of grant of the award. Options are granted for a term of ten years and vest over a four-year period. Options granted under the Plan from 2005 through September 30, 2010 vest 25% after the first year of the date of grant and vest ratably each month over the remaining 36-month period. Options granted in 2004 under the Plan vest 50% after the first two years of the date of hire and ratably each month over the remaining 24-month period. The Plan is administered by the Company’s Compensation Committee. The Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares subject to the grant, the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and has the authority to deal with any other matters arising under the Plan. Options granted under the Plan may be “incentive stock options,” which are intended to qualify with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and “nonqualified stock options,” which are not intended to so qualify. The Company’s board of directors may amend or terminate the Plan at any time, subject to stockholder approval. Unless terminated earlier by the board of directors or extended by the board of directors, with the approval of the Company’s stockholders, no awards may be granted under the Plan after April 25, 2012.

There were no options issued during the three months ended September 30, 2010 or 2009. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected life (years)	—	—	5.0%	5.0%
Risk-free interest rate	—	—	2.41%	1.9%
Expected volatility	—	—	65.0%	78.0%
Expected dividend yield	—	—	0.0%	0.0%

The weighted average estimated fair value of the options granted for the nine months ended September 30, 2010 was $3.04. The weighted average estimated fair value of the options granted for the nine months ended September 30, 2009 was $2.21.

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

A summary of the options issued by the Company for the nine months ended September 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2010	3,446,232	$5.00
Granted	100,000	5.42
Exercised	80,000	2.61
Canceled	239,722	8.15

Outstanding on September 30, 2010	3,226,510	$4.84	5.53	$10,124,000

Exercisable on September 30, 2010	2,591,995	$4.49	4.90	$9,045,000

The total fair value of shares vested during the three months ended September 30, 2010 was $ 411,000. A summary of the status of the Company’s non-vested shares as of September 30, 2010 is presented below:

	Non-vested Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,063,249	$3.91
Granted	100,000	3.04
Vested	443,577	4.06
Canceled	84,740	4.13

Non-vested at September 30, 2010	634,515	$3.63

The unrecognized share-based compensation cost related to stock option expense at September 30, 2010 is $2,166,000 and will be recognized over a weighted average of 1.7 years.

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

Balance at September 30, 2010
($ in thousands)
Amounts due to related parties:
Due to RHIT	$940
Due to Shenglongda	396

$1,336

During the three and nine months ended September 30, 2010, the Company leased office space in Beijing from an entity controlled by Zhijun Tong, a Company director, for $23,000 and $69,000, respectively.

13. Subsequent Events:

On October 28, 2010, the Company, sanofi-aventis, a French sociéte anonyme (“sanofi”), and Star 2010, Inc., a Delaware corporation and wholly owned subsidiary of sanofi (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company, the Company will become a wholly owned subsidiary of sanofi (the “Merger”), and all outstanding shares of common stock of the Company (other than shares held by the Company’s holders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $10.00 per share in cash (the “Merger Consideration”). The Merger Agreement also calls for all outstanding stock options to be cancelled and each holder of options to be paid an amount equal to the number of shares underlying each option multiplied by the difference between the Merger Consideration and the exercise price of the option.

In connection with the Merger, the Company intends to file proxy materials and other relevant documents with the SEC. Stockholders are urged to read the proxy statement (and any other relevant documents filed with the SEC) when they become available, because they will contain important information about the Merger. The Company will mail the definitive proxy statement to the Company’s stockholders. In addition, stockholders may obtain copies of the final proxy statement, as well as the Company’s other filings, without charge, at the SEC’s website (www.sec.gov) when they become available. Copies of the filings may also be obtained without charge from the Company by directing a request to 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462, Attention: Fred Powell, Chief Financial Officer.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain of the statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements regarding derivative liabilities and accounting treatment thereof, statements addressing management’s views with respect to future financial and operating results, our ability to obtain an increased market share in the Chinese pharmaceutical marketing and distribution markets, the dependence of our future success on obtaining additional promotional and market research agreements and licensing rights for China and on acquiring additional distribution companies, the significance of our acquisition of Wanwei and Sunstone, our cash and cash equivalents investments, our anticipated use of cash resources, our ability to fund our current level of operations through our cash and cash equivalents, our hiring goals for the next twelve months, our capital requirements and the possible impact on us if we are unable to satisfy these requirements, our approaches to raise additional funds and our expectation to continue to pursue strategic acquisitions in the near future. Various factors, including competitive pressures, success of integration, market interest rates, changes in customer mix, changes in pharmaceutical manufacturers’ pricing and distribution policies or practices, regulatory changes, changes in the People’s Republic of China’s policies, customer defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and suppliers, or the loss of one or more key customer or supplier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements. Certain additional factors that management believes could cause actual outcomes and results to differ materially from those described in forward-looking statements are set forth in this report in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

BMP Sunstone Corporation, or the Company, a Delaware corporation, is a specialty pharmaceutical company with over-the-counter (“OTC”) and prescription drugs manufacturing, marketing and distribution based in China. Through our subsidiaries, Sunstone (Tangshan) Pharmaceutical Co., Ltd., or Sunstone, and Sunstone Shengda (Zhangjiakou) Pharmacy Co., Ltd. (formerly named Zhangjiakou Shengda Pharmaceutical Co., Ltd.), or Shengda, we manufacture, market and distribute OTC products in China. In addition, through Beijing Medpharm Co. Ltd., or BMP China, Beijing Wanwei Pharmaceutical Co., Ltd., or Wanwei, and Shanghai Rongheng Pharmaceutical Company, or Rongheng, we offer to foreign and domestic pharmaceutical manufacturers in China services focused primarily on marketing and promotional services and distribution services. The Company, Sunstone, Shengda, BMP China, Wanwei and Rongheng are collectively referred to as “the Company,” “we” or “our.”

Financial Overview

Our future success will depend on the continued growth of Sunstone’s OTC business and our licensed products. Sunstone’s sales and operating profit growth rate historically has been higher than China’s pharmaceutical industry average growth rate. Sunstone’s strong brands of “Goodbaby” and “Confort” have helped Sunstone expand its revenue and increase its profitability. Sunstone’s brand name and product portfolio are critical to the continued success of its business. Sunstone has been broadening its products pipeline through internal development, acquisition and licensing of the domestic products. Through the acquisition of Shengda, we now have antibiotic products in our Goodbaby brand of products. The consumption of antibiotics has the highest market share for the pediatric drugs market in China. In addition, we expect that the acquisition of Shengda will enrich our product brands and allow us to provide additional high-, medium- and low-end drugs.

On January 7, 2010, the Company appointed Yanping Zhao, the Company’s Chief Operating Officer and Corporate Vice President, and Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as its representatives on the board of directors of Shengda. Zhijun Tong was elected Chairman of the Board of Shengda and is Shengda’s legal representative.

Sunstone, as of January 7, 2010, has management control of Shengda and has consolidated its initial 50% ownership interest effective January 1, 2010.

On August 25, 2010, Sunstone entered into an Equity Transfer Contract with Zhang Jiakou Pharmaceutical Group, Ltd., whereby Sunstone would pay RMB 5,080,000 for an incremental 25% equity interest in Shengda. The Office of Commerce Bureau of Zhang JiaKou City approved the related joint venture contract and bylaw amendment on August 30, 2010. On September 15, 2010, the Company received a business license from The Office of Commerce Bureau of Zhang JiaKou City permitting the Company to operate.

Based upon the above changes in equity interest, and its continued management control of Shengda, the Company will consolidate its 50%-ownership interest for the period between January 1, 2010 and September 15, 2010; and its 75%-ownership interest for the period between September 15, 2010 and September 30, 2010.

The following represents the change in the Company’s ownership interest in Shengda due to the transaction above:

($ amounts in thousands)	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Net Income (Loss) attributable to the Company:	$(1,262)	$23
Transfers (to) from Non Controlling
Increase in the Company’s paid in capital for purchase of 25% equity interest in non controlling interest	813	813

Net Transfer (to) from Non Controlling interest	813	813

Change from Net Income (Loss) attributable to the Company and transfers (to) from Non Controlling entity	$(449)	$836

On July 9, 2010, the Company appointed Zhijun Tong, one of the Company’s directors and General Manager of Sunstone, as the Company’s President.

On October 28, 2010, the Company, sanofi-aventis, a French sociéte anonyme (“Sanofi”), and Star 2010, Inc., a Delaware corporation and wholly owned subsidiary of Sanofi (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company, the Company will become a wholly owned subsidiary of Sanofi (the “Merger”), and all outstanding shares of common stock of the Company (other than shares held by the Company’s holders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $10.00 per share in cash (the “Merger Consideration”). The Merger Agreement also calls for all outstanding stock options to be cancelled and each holder of options to be paid an amount equal to the number of shares underlying each option multiplied by the difference between the Merger Consideration and the exercise price of the option.

In connection with the Merger, the Company intends to file proxy materials and other relevant documents with the SEC. Stockholders are urged to read the proxy statement (and any other relevant documents filed with the SEC) when the become available, because they will contain important information about the Merger. The Company will mail the definitive proxy statement to the Company’s stockholders. In addition, stockholders may obtain copies of the final proxy statement, as well as the Company’s other filings, without charge, at the SEC’s website (www.sec.gov) when they become available. Copies of the filings may also be obtained without charge from the Company by directing a request to 600 W. Germantown Pike, Suite 400, Plymouth Meeting, Pennsylvania 19462, Attention: Fred Powell, Chief Financial Officer.

Liquidity and Capital Resources

We anticipate that our September 30, 2010 balance of approximately $16.8 million in unrestricted cash and cash equivalents will be sufficient to fund our current level of operations for at least the next 12 months. Our future capital requirements will depend on many factors, including those factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital that will occur on additional product licenses and acquisitions and execute our business and strategic plans as currently conceived.

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash provided by operations. We believe that cash provided by operating activities will allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. During the nine months ended September 30, 2010, net cash provided from operating activities resulted in a net cash inflow of $77,000.

Cash

As of September 30, 2010, we had unrestricted cash and cash equivalents of approximately $16.8 million which represented 6.6% of our total assets. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at the time of purchase and are primarily invested in short-term money market instruments and investments. However, we do not anticipate any losses with respect to such cash balances because the balances are invested in government backed securities.

Long Term Debt

On July 2, 2010, the Company entered into a RMB 45,000,000 ($6,647,000 as of July 2, 2010) loan agreement with the Bank of Hebei in China. The loan matures on April 25, 2013 with a 5.4% annual rate of interest paid monthly. The Company’s obligations under the debt are secured by the assets of Sunstone. The loan agreement does not contain any covenants. As of September 30, 2010 RMB 45,000,000 (or $6,718,000) is outstanding and is due April 25, 2013.

Cash Flow

Net cash provided by operating activities was $77,000 for the nine months ended September 30, 2010. This amount reflected our profit of $23,000, increased by $8,052,000 in net non-cash charges including bad debt and obsolesce expense of $391,000, amortization of intangible assets of $3,006,000 amortization of debt discount, debt premium and debt issuance costs of $260,000, stock-based compensation expense of $1,807,000, depreciation and amortization of equipment and leasehold improvements of $2,318,000, loss on Alliance BMP payment of $300,000, decrease in deferred taxes of $430,000, loss on disposal of assets of $453,000, and non controlling interest of $53,000. In addition, we generated $5,377,000 of operating cash as a result in changes in certain of our operating assets and liabilities during the nine months ended September 30, 2010. The most significant changes were increases in accrued expenses of $3,411,000 and accounts payable of $840,000 and decreases in Value Added Tax Receivable of $152,000, notes receivable of $122,000, inventory of $765,000 and other receivables of $87,000. Offsetting these changes were increases in accounts receivable of $12,077,000 and prepaid and other current assets of $1,089,000 and decreases due to related parties of $129,000 and deferred revenues of $80,000.

Cash provided by investing activities was $5,680,000 which includes the proceeds from the disposal of Alliance BMP of $7,250,000 and cash received from the consolidation of Shengda of $700,000, reduced by the acquisition of property, plant and equipment of $1,525,000 and investment in Shengda of $745,000.

Net cash used in financing activities was $10,544,000, which consisted of the repayment of bank borrowings $10,753,000 offset by proceeds from the exercise of options of $209,000.

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

Our significant accounting policies are described in Note 1 of these consolidated financial statements contained in this Quarterly Report on Form 10-Q. Information concerning our implementation and the impact of recent accounting standards issued by the FASB is included in the notes to our 2009 consolidated financial statements and also in Note 1 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q. In addition, we believe the following new accounting estimates reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Notes receivable

As of September 30, 2010 we had notes receivable of approximately $17.8 million which represented 7.0% of our total assets. Notes receivables are also known as Banker’s Acceptance Bills in China. Notes receivable are notes received from customers for the settlement of trade receivable balances. As of September 30, 2010, all notes receivable were issued by established banks in the People’s Republic of China and these notes are irrevocable, discountable and transferrable and have maturities of six months or less. The fair value of the notes receivable approximated their carrying value.

Goodwill

As of September 30, 2010 we had goodwill of approximately $71,438,000 which represents 27.9% of our total assets. The Company capitalizes goodwill arising on the acquisition of businesses. Goodwill is the excess of the cost of an acquired business over the fair value of its net assets. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company’s last evaluation performed as of December 31, 2009 resulted in a fair value significantly in excess of the carrying value and no impairment write down of the goodwill amounts. In addition, there have been no triggering events that have occurred subsequent to that date that have required an evaluation of impairment prior to the annual impairment assessment date.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
($ amounts in thousands)	2010	2009	2010	2009
Net Revenues	$44,858	$33,626	100.0%	100.0%
Cost of Sales	28,583	17,950	63.7%	53.4%

Gross Margin	16,275	15,676	36.3%	46.6%

Sales and Marketing Expenses	11,136	9,811	24.8%	29.2%
General and Administrative Expenses	5,070	4,825	11.3%	14.3%

Total Operating Expenses	16,206	14,636	36.1%	43.5%

Profit From Operations	69	1,040	0.2%	3.1%
Other Income (Expense):
Interest Income	46	52	0.1%	0.2%
Interest Expense	(894)	(895)	-2.0%	-2.7%
Debt Issuance Cost Amortization	(115)	(101)	-0.3%	-0.3%
Equity Method Investment Income	—	107	—%	0.3%
Gain on Derivatives	—	—	—%	0.0%

Total Other Income (Expense)	(963)	(837)	-2.1%	-2.5%

Profit (Loss) Before Provision for Income Taxes	(894)	203	-2.0%	0.6%
Provision for Income Taxes	398	430	0.9%	1.3%

Net Loss	$(1,292)	$(227)	-2.9%	-0.7%

Net Revenues:

Net revenue was approximately $44,858,000 for the three months ended September 30, 2010, as compared with approximately $33,626,000 for the three months ended September 30, 2009.

Revenue by product categories was as follows:

	Three months ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)	$19,653	$17,053	$2,600	15.2%
Distribution Products	22,894	14,472	8,422	58.2%
Licensed Products	2,311	2,101	210	10.0%

	$44,858	$33,626	$11,232	33.4%

(1)	Revenue for the Manufactured Products segment includes Sunstone for three months ended September 30, 2010 and 2009 and Shengda for the three months ended September 30, 2010.

Manufactured Products. Manufactured Products revenues were $19,653,000 for the three months ended September 30, 2010, as compared to $17,053,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, the results include Sunstone and Shengda, as compared to the three months ended September 30, 2009, which only include the results of Sunstone. The top five Sunstone products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Compound Zedoary Tumeric Oil suppositories (Confort Pessaries), Pediatric Kechuanling Oral Solution and Pidotimod Tablets, which collectively accounted for approximately 88.7% of Sunstone revenue for the three months ended September 30, 2010. The top five Sunstone products accounted for 96.0% of total revenue for the three months ended September 30, 2009. The top five Shengda products were Amoxicillin and Clavulanate Potassium Dispersible Tablets (2:1), Amoxicillin and Clavulanate Potassium Dispersible Tablets (4:1), Amoxicillin capsules, Cefradine capsules and Amoxicillin Clavulanate Potassium Tablets, which accounted for 71.8% of Shengda’s revenue for the three months ended September 30, 2010.

Distribution Products. Distribution Products revenue for the three months ended September 30, 2010 was $22,894,000, as compared to $14,472,000 for the three months ended September 30, 2009. Rongheng’s top five products were Selenious Yeast Tablets, Cefotiam Hydrocloride, Gemcitabine Hydrochloride, Telmisartan Tablets and Human Immunoglobulin, which collectively accounted for 32.0% of Rongheng’s revenue for the three months ended September 30, 2010. For the three months ended September 30, 2009, Rongheng’s top five products accounted for 27.0% of total revenue. Wanwei’s top five products, excluding our licensed products, were Danshen Dripping Pills, Xingnaojing, Miconazole Nitrate Cream, Flunarizine Hydrochloride Capsules and Glurenorm, which collectively accounted for 51.9% of Wanwei’s revenue for the three months ended September 30, 2010. For the three months ended September 30, 2009, Wanwei’s top five products accounted for 48.5% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with thalassemia. Licensed Products revenues totaled $2,311,000 for the three months ended September 30, 2010, as compared to $2,101,000 for the three months ended September 30, 2009, an increase of 10.0%. As of September 30, 2010 there were 760 and 569 hospitals selling Anpo and Propess respectively, versus 703 and 531, respectively, as of September 30, 2009. In addition, there were 38 hospitals selling Ferriprox as of September 30, 2010 versus 24 as of September 30, 2009.

Cost of Goods Sold:

Cost of goods sold was approximately $28,583,000 for the three months ended September 30, 2010, as compared with $17,950,000 for the three months ended September 30, 2009. The gross margin percentage for the three months ended September 30, 2010 was 36.3%, as compared to 46.6% for the three months ended September 30, 2009.

	Three months ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)
Revenues	$19,653	$17,053	$2,600	15.2%
Cost of Sales	5,877	3,787	2,090	55.2%

Gross Profit	$13,776	$13,266	$510	3.8%

Gross Margin %	70.1%	77.8%

Distribution Products
Revenues	$22,894	$14,472	$8,422	58.2%
Cost of Sales	21,750	13,355	8,395	62.9%

Gross Profit	$1,144	$1,117	$27	2.4%

Gross Margin %	5.0%	7.7%

Licensed Products
Revenues	$2,311	$2,101	$210	10.0%
Cost of Sales	956	808	148	18.3%

Gross Profit	$1,355	$1,293	$62	4.8%

Gross Margin %	58.6%	61.5%

Total
Revenues	$44,858	$33,626	$11,232	33.4%
Cost of Sales	28,583	17,950	10,633	59.2%

Gross Profit	$16,275	$15,676	$599	3.8%

Gross Margin %	36.3%	46.6%

(1)	Revenue and cost of goods sold for the Manufactured Products segment includes Sunstone for the three months ended September 30, 2010 and 2009 and Shengda for the three months ended September 30, 2010.

Manufactured Products. The gross profit of this segment for the three months ended September 30, 2010 was $13,776,000, which included $165,000 of amortization resulting from the Sunstone and Shengda acquisitions. The gross profit of this segment for the three months ended September 30, 2009 was $13,266,000 which included $115,000 of amortization resulting from the Sunstone acquisition. For the three months ended September 30, 2010, the results include Sunstone and Shengda, as compared to three months ended September 30, 2009, which only includes Sunstone. The gross profit for of this segment was 70.1% for the three months ended September 30, 2010, as compared to 77.8% for the three months ended September 30, 2009. The reduction in gross margin was the result of including Shengda for the three months ended September 30, 2010 and increases in production costs for Sunstone products. The inclusion of Shengda accounted for 3.6% and increased production costs at Sunstone accounted for 4.1% of the 7.7% reduction in gross margin.

Distribution Products. The gross profit of this segment for the three months ended September 30, 2010 was $1,144,000 as compared to $1,117,000 for the three months ended September 30, 2009. The gross profit of this segment was 5.0% for the three months ended September 30, 2010, as compared to 7.7% for the three months ended September 30, 2009. The reduction in gross margin was the result of the Company’s decision to expand revenues in Wanwei to Tier II distributors.

Licensed Products The gross profits of this segment for the three months ended September 30, 2010 was $1,355,000, as compared to $1,293,000 for the three months ended September 30, 2009. The gross margin of this segment was 58.6% for the three months ended September 30, 2010, as compared to 61.5% for the three months ended September 30, 2009. The reduction in gross margin was the result of the Company’s revenue mix changing to include a smaller percentage of high-gross profit products.

Sales and Marketing Expenses:

Sales and marketing expenses were $11,136,000 for the three months ended September 30, 2010, as compared with $9,811,000 for the three months ended September 30, 2009. Sales and marketing expenses include Shengda for the three months ended September 30, 2010. Shengda was initially consolidated in results as of January 2010. Sales and marketing expenses as a percentage of net revenues decreased to 24.8% for the three months ended September 30, 2010, as compared to 29.2% for the three months ended September 30, 2009. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $9,730,000, or 87.4% of sales and marketing expenses, for the three months ended September 30, 2010, as compared to $8,112,000, or 82.7%, for the three months ended September 30, 2009. The most significant sales and marketing expense increases for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, are as follows: increases of television, newspaper and magazine advertising expenses of $923,000, and business travel expenses of $1,618,000. Offsetting these increases was a decrease in sales office expenses of $1,255,000.

General and Administrative Expenses:

General and administrative expenses were approximately $5,070,000 for the three months ended September 30, 2010, as compared to $4,825,000 for the three months ended September 30, 2009. General and administrative expenses include Shengda for the three months ended September 30, 2010. Shengda was initially consolidated in results as of January 2010 and accounted for $288,000 in general and administrative expenses. General and administrative expenses as a percentage of net revenues decreased to 11.3% for the three months ended September 30, 2010, as compared to 14.3% for the three months ended September 30, 2009. The most significant general and administrative increases were state and local taxes of $1,036,000 of which $776,000 was withholding tax for a dividend between Sunstone Tangshan and Sunstone China, loss on disposal of equipment of $191,000, office rent and supplies of $108,000 and salary and related expenses of $80,000. Offsetting these increases were reductions of research and development expenses of $1,008,000 and expenses related to stock compensation of $134,000.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $17,000 during the three months ended September 30, 2010 and $16,000 for the three months ended September 30, 2009. As of September 30, 2010, the unamortized debt premium amounted to $81,000. Total premium amortization was $29,000 for the three months ended September 30, 2010 and $36,000 for the three months ended September 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest from our long-term debt financings. We had interest expense of $894,000 for the three months ended September 30, 2010 and $895,000 for the three months ended September 30, 2009.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long-term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $368,000 as of September 30, 2010, and $115,000 of debt issuance costs had been amortized for the three months ended September 30, 2010, as compared to $101,000 for the three months ended September 30, 2009.

Equity Method Investment Income:

For our initial 50% investment in Shengda that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the three months ended September 30, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting, we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired is referred to as equity method goodwill.

The following table provides a reconciliation of our equity method investment income. Prior to purchase accounting adjustments, Shengda generated net income of $337,000, or $169,000 for our 50% equity ownership. The total of amortization for the period was $62,000, which resulted in an equity method investment income of $107,000.

($ amounts in thousands)
Equity in earnings of Shengda for three months ended September 30, 2009	$169
Less adjustments of excess fair value:
Depreciation and amortization expense of buildings and intangible assets, including land use rights.	62

Total equity method investment income	$107

Income Taxes

For the three months ended September 30, 2010, we recognized $398,000 of income tax expense on loss before income taxes of $894,000. This compared to income tax expense for the three months ended September 30, 2009 of $430,000 on loss before income taxes of $203,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes while the Company’s has a consolidated loss before income taxes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
($ amounts in thousands)	2010	2009	2010	2009
Net Revenues	$124,737	$105,371	100.0%	100.0%
Cost of Sales	68,795	54,643	55.2%	51.9%

Gross Margin	55,942	50,728	44.8%	48.1%

Sales and Marketing Expenses	35,074	33,622	28.1%	31.9%
General and Administrative Expenses	15,470	12,755	12.4%	12.1%

Total Operating Expenses	50,544	46,377	40.5%	44.0%

Profit From Operations	5,398	4,351	4.3%	4.1%
Other Income (Expense):
Interest Income	146	159	0.1%	0.2%
Interest Expense	(3,241)	(3,369)	-2.6%	-3.2%
Debt Issuance Cost Amortization	(350)	(326)	-0.3%	-0.3%
Equity Method Investment Income	—	189	—%	0.2%
Loss on Early Extinguishment of Debt	—	(4,573)	—%	-4.3%
Gain on Derivatives	—	1,204	—%	1.1%

Total Other Income (Expense)	(3,445)	(6,716)	-2.8%	-6.3%

Profit Loss Before Provision for Income Taxes	1,953	(2,365)	1.6%	-2.2%
Provision for Income Taxes	1,983	1,583	1.6%	1.5%

Net Loss	$(30)	$(3,948)	-0.0%	-3.7%

Net Revenues

Net revenue was approximately $124,737,000 for the nine months ended September 30, 2010, as compared with approximately $105,371,000 for the nine months ended September 30, 2009.

Revenue by product categories was as follows:

	Nine months ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)	$67,555	$58,390	$9,165	15.7%
Distribution Products	51,186	41,977	9,209	21.9%
Licensed Products	5,996	5,004	992	19.8%

	$124,737	$105,371	$19,366	18.4%

(1)	Revenue for the Manufactured Products segment includes Sunstone for nine months ended September 30, 2010 and 2009 and Shengda for the nine months ended September 30, 2010.

Manufactured Products. Manufactured Products revenues were $67,555,000 for the nine months ended September 30, 2010, as compared to $58,390,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the results include Sunstone and Shengda, as compared to the nine months ended September 30, 2009, which only include the results of Sunstone. The top five Sunstone products were Pediatric Paracetamol and Amantadine Hydrochloride Granules, Pediatric Huatan Zhike Granules, Compound Zedoary Tumeric Oil Suppositories (Confort Pessaries), Pediatric Kechuanling Oral Solution and Pidotimod Tablets which collectively accounted for approximately 91.2% of Sunstone’s revenue for the nine months ended September 30, 2010. The top five products accounted for 86.1% of total revenue for the nine months ended September 30, 2009. The top five Shengda products were Amoxicillin and Clavulanate Potassium Dispersible Tablets (2:1), Amoxicillin and Clavulanate Potassium Dispersible Tablets (4:1), Amoxicillin capsules, Cefradine capsules and Amoxicillin Clavulanate Potassium Tablets which accounted for 69.5% of Shengda’s revenue for the nine months ended September 30, 2010.

Distribution Products. Distribution Products revenue for the nine months ended September 30, 2010 was $51,186,000, as compared to $41,977,000 for the nine months ended September 30, 2009. The small increase in distribution revenue was the result of the Company’s decision to drop certain products and the delay in bidding in Beijing for new hospital contracts. Rongheng’s top five products were Selenious Yeast Tablets, Gemcitabine Hydrochloride, Iohexol, Cefoperazone Sodium and Albumin, which collectively accounted for 26.5% of Rongheng’s revenue for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, Rongheng’s top five products accounted for 24.4% of total revenue. Wanwei’s top five products excluding our licensed products were Danshen Dripping Pills, Xingnaojing, Glurenorm, Ferrous Succinate Tablets and Jinlong Capsule, which collectively accounted for 44.3% of Wanwei’s revenue for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, Wanwei’s top five products accounted for 44.7% of total revenue.

Licensed Products. We provided sales and marketing and distribution services for Anpo and Propess used in obstetrics, and Ferriprox for iron overload in patients with thalassemia. Licensed Products revenues totaled $5,996,000 for the nine months ended September 30, 2010, as compared to $5,004,000 for the nine months ended September 30, 2009, an increase of 19.8%. As of September 30, 2010 there were 760 and 569 hospitals selling Anpo and Propess respectively, versus 703 and 531, respectively, as of September 30, 2009. In addition, there were 38 hospitals selling Ferriprox as of September 30, 2010 versus 24 as of September 30, 2009.

Cost of Goods Sold:

Cost of goods sold was approximately $68,795,000 for the nine months ended September 30, 2010, as compared with $54,643,000 for the nine months ended September 30, 2009. The gross margin percentage for the nine months ended September 30, 2010 was 44.8%, as compared to 48.1% for the nine months ended September 30, 2009.

	Nine months ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ amounts in thousands)	2010	2009
Manufactured Products (1)
Revenues	$67,555	$58,390	$9,165	15.7%
Cost of Sales	18,662	13,643	5,019	36.8%

Gross Profit	$48,893	$44,747	$4,146	9.3%

Gross Margin %	72.4%	76.6%

Distribution Products
Revenues	$51,186	$41,977	$9,209	21.9%
Cost of Sales	47,845	39,045	8,800	22.5%

Gross Profit	$3,341	$2,932	$409	13.9%

Gross Margin %	6.5%	7.0%

Licensed Products
Revenues	$5,996	$5,004	$992	19.8%
Cost of Sales	2,288	1,955	333	17.0%

Gross Profit	$3,708	$3,049	$659	21.6%

Gross Margin %	61.8%	60.9%

Total
Revenues	$124,737	$105,371	$19,366	18.4%
Cost of Sales	68,795	54,643	14,152	25.9%

Gross Profit	$55,942	$50,728	$5,214	10.3%

Gross Margin %	44.8%	48.1%

(1)	Revenue and cost of goods sold for the Manufactured Products segment includes Sunstone for the nine months ended September 30, 2010 and 2009 and Shengda for the nine months ended September 30, 2010.

Manufactured Products. The gross profit of this segment for the nine months ended September 30, 2010 was $48,893,000, which included $494,000 of amortization resulting from the Sunstone and Shengda acquisitions. The gross profit of this segment for the nine months ended September 30, 2009 was $44,747,000, which included $346,000 of amortization resulting from the Sunstone acquisition. For the nine months ended September 30, 2010, the results include Sunstone and Shengda, as compared to nine months ended September 30, 2009, which only includes Sunstone. The gross profit of this segment was 72.4% for the nine months ended September 30, 2010, as compared to 76.6% for the nine months ended September 30, 2009. The reduction in gross margin from 76.6% to 72.4% was the result of including Shengda for the nine months ended September 30, 2010 and increases in production costs for Sunstone products. The inclusion of Shengda accounted for 2.7% and increased production costs accounted for 1.5% of the 4.2% reduction in gross margin.

Distribution Products. The gross profit of this segment for the nine months ended September 30, 2010 was $3,341,000, as compared to $2,932,000 for the nine months ended September 30, 2009. The gross profit of this segment was 6.5% for the nine months ended September 30, 2010, as compared to 7.0% for the nine months ended September 30, 2009.

Licensed Products. The gross profits of this segment for the nine months ended September 30, 2010 was $3,708,000, as compared to $3,049,000 for the nine months ended September 30, 2009. The gross margin of this segment was 61.8% for the nine months ended September 30, 2010, as compared to 60.9% for the nine months ended September 30, 2009. The increase in gross margin was the result of the Company’s revenue mix changing to include a larger percentage of high-gross profit products.

Sales and Marketing Expenses:

Sales and marketing expenses were $35,074,000 for the nine months ended September 30, 2010, as compared with $33,622,000 for the nine months ended September 30, 2009. Sales and marketing expenses include Shengda for the nine months ended September 30, 2010. Shengda was initially consolidated in results as of January 2010. Sales and marketing expenses as a percentage of net revenues decreased to 28.1% for the nine months ended September 30, 2010, as compared to 31.9% for the nine months ended September 30, 2009. Advertising, travel and entertainment, marketing, salaries and related benefits, selling expenses and amortization of intangibles account for $30,418,000, or 86.7% of sales and marketing expenses, for the nine months ended September 30, 2010, as compared to $29,199,000, or 86.8%, for the nine months ended September 30, 2009. The most significant sales and marketing expense increases for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 are as follows: business travel of $4,229,000, salary and commissions of $665,000. Offsetting these increases was a decrease in sales office expenses of $3,735,000.

General and Administrative Expenses:

General and administrative expenses were approximately $15,470,000 for the nine months ended September 30, 2010, as compared to $12,755,000 for the nine months ended September 30, 2009. General and administrative expenses include Shengda for the nine months ended September 30, 2010. Shengda was initially consolidated in results as of January 2010 and accounted for $806,000 of the $2,715,000 increase in general and administrative expenses. General and administrative expenses as a percentage of net revenues increased to 12.4% for the nine months ended September 30, 2010, as compared to 12.1% for the nine months ended September 30, 2009. The most significant general and administrative increases were salary and related expenses of $1,377,000, state and local taxes of $1,131,000, and professional fees of $282,000. Offsetting these increases was a reduction of research and development expenses of $733,000.

Interest Income:

Our interest income primarily consists of income earned on our cash and cash equivalents. We received interest income on our balances of cash and cash equivalents of $56,000 during the nine months ended September 30, 2010 and $78,000 for the nine months ended September 30, 2009. As of September 30, 2010, the unamortized debt premium amounted to $81,000. Total premium amortization was $90,000 for the nine months ended September 30, 2010 and $81,000 for the nine months ended September 30, 2009.

Interest Expense:

Our interest expense primarily consists of incurred interest from our long-term debt financings. We had interest expense of $3,241,000 for the nine months ended September 30, 2010 and $3,369,000 for the nine months ended September 30, 2009, of which total amortization of debt discount was $450,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received the remaining balance from Alliance BMP. The Company recorded a $300,000 discount on the early receipt of the cash.

Debt Issuance Cost Amortization:

Our issuance cost amortization is the result of the long-term debt financing costs we incurred in November 2007, January 2009 and March 2009. The Company defers debt issuance costs and amortizes the amount over the life of debt on a straight-line basis which approximates the effective interest method. The unamortized debt issuance cost was $368,000 as of September 30, 2010, and $350,000 of debt issuance costs had been amortized for the nine months ended September 30, 2010, as compared to $326,000 for the nine months ended September 30, 2009.

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

Equity Method Investment Income:

For our initial 50% investment in Shengda that was not fully consolidated but instead is included in our financial statements under the equity method of accounting for the period February 16, 2009 through September 30, 2009, the difference between our cost of our investment and our proportionate share of the equity in the underlying net assets is accounted for under the purchase method of accounting. Under the purchase method of accounting we allocate the purchase price to the net assets acquired in the transaction at their respective estimated fair market values. The premium we pay that represents the excess cost over the underlying fair value of our proportionate share of the net assets acquired, is referred to as equity method goodwill.

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

Income Taxes

For the nine months ended September 30, 2010, we recognized $1,983,000 of income tax expense on profit before income taxes of $1,953,000. This compared to income tax expense for the nine months ended September 30, 2009 of $1,583,000 on loss before income taxes of $2,365,000. China does not permit the filing of a consolidated tax return for the entities which are wholly owned by the Company, which results in Sunstone having income tax expense on profit before income taxes.

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

We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. As of September 30, 2010, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax profit of approximately $0.8 million. This hypothetical reduction on transactional exposure is based on the difference between September 30, 2010 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our Chinese operations from RMB into U.S. dollars is sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in translation adjustments would be calculated by multiplying the net assets of our Chinese operations by a 10.0% unfavorable change in the applicable foreign exchange rates. As of September 30, 2010, our analysis indicated that these hypothetical changes would reduce shareholders’ equity by approximately $18.8 million or 11.7% of our September 30, 2010 shareholder equity of $160.7 million.

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

Our proposed merger may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, our stock price may decline, and we may need to pay a termination fee under the merger agreement and our stock price may decline.

On October 28, 2010, the Company, sanofi, and Merger Sub, entered into the Merger Agreement pursuant to which Merger Sub will merge with and into the Company, the Company will become a wholly owned subsidiary of sanofi, and all outstanding shares of common stock of the Company (other than shares held by the Company’s holders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the Merger Consideration. The Merger Agreement also calls for all outstanding stock options to be cancelled and each holder of options to be paid an amount equal to the number of shares underlying each option multiplied by the difference between the Merger Consideration and the exercise price of the option.

The announcement of the Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and other key business activities, which may have an impact on our financial performance. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the Merger, whether or not consummated, may impact our relationships with third parties, including customers, suppliers and others.

As described in our Current Report on Form 8-K, filed with the SEC on November 2, 2010, the completion of the Merger is subject to customary conditions, including, among other things, (i) approval of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (ii) the absence of certain laws or orders prohibiting the consummation of the Merger and (iii) the expiration, termination or satisfaction any applicable requirements under the Anti-Monopoly Law of the People’s Republic of China.

The Merger Agreement contains specified termination rights for each of us and Parent and further provides that, upon termination of the Merger Agreement by Parent or us under certain circumstances, we may be obligated to pay Parent a termination fee of $20,800,000.

We cannot predict whether the closing conditions for the Merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the Merger will be completed. If the closing conditions for the Merger set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the Merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.

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

ITEM 6.	Exhibits

10.1	Employment Agreement, dated July 13, 2010, between BMP Sunstone Corporation and Zhijun Tong (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 13, 2010)

31.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act.

31.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(a) under the Exchange Act

32.1*	Certificate of the Chief Executive Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

32.2*	Certificate of the Chief Financial Officer of BMP Sunstone Corporation required by Rule 13a-14(b) under the Exchange Act

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMP SUNSTONE CORPORATION

Date: November 9, 2010	/s/ DAVID GAO
David Gao Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ FRED M. POWELL
Fred M. Powell Chief Financial Officer (Principal Financial and Accounting Officer)